Form 10-Q
period 2014-09-30
Royal Bakery Holdings, Inc.
filed 2014-11-19
CIK 1594485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2014

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _____ to _____.

Commission File Number: 333-193143

ROYAL BAKERY HOLDINGS, INC.

(Name of Issuer in Its Charter)

Delaware
(State or other jurisdiction of incorporation)

5812		45-2509555
(Primary Standard Industrial Classification Code Number)		(IRS Employer Identification No.)

Royal Bakery Holdings, Inc. 405 Old County Rd. Belmont, CA 94002 (650) 530-0368

(Address including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

As of November 14, 2014, the Company had 14,383,000 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.          Financial Statements

Description	Page

Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013	3

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013 and for the Period from June 7, 2011 (Inception) to September 30, 2014 (Unaudited)	4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 and for the Period from June 7, 2011 (Inception) to September 30, 2014 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	6

Item 1.          Financial Statements

Royal Bakery Holdings, Inc. and Subsidiary
( A Development Stage Company)
Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)

ASSETS

Current Assets
Cash	$21,844	$334,362
Accounts Receivable - Related Party	85,601	532
Inventory	31,349	-
Total Current Assets	138,794	334,894

Other Assets
Accounts Receivable - Related Party, noncurrent	10,000	-
Intangible Asset, net	18,241	11,621
Total Other Assets	28,241	11,621

Total Assets	$167,035	$346,515

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payables and Accrued Expenses - Others	$30,209	$48,908
Unearned Revenues	-	20,000
Total Current Liabilities	30,209	68,908

Commitments and Contingencies	-	-

Stockholders' Equity
Common Stock, authorized 25,000,000 shares, par value $0.0001, 14,383,000 shares issued and outstanding at September 30, 2014, and December 31, 2013	1,438	1,438
Additional paid-in-capital	496,662	496,662
Deficit accumulated during development stage	(361,274)	(220,493)
Total Stockholders' Equity	136,826	277,607

Total Liabilities and Stockholders' Equity	$167,035	$346,515

The accompanying notes are an integral part of the consolidated financial statements.

Royal Bakery Holdings, Inc. and Subsidiary
( A Development Stage Company)
Consolidated Statements of Operations (Unaudited)

					Period From
	For the Three Months Ended		For the Nine Months Ended		June 7, 2011 (Inception) to
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014
		(Restated)		(Restated)

Wholesale Revenues, Related Parties	$50,857	$12,488	$162,133	$12,488	$183,944
Franchise Revenues, Related Party	-	-	50,000	-	50,000
Royalty Revenues, Related Party	2,311	-	5,922	-	5,922

Total Revenues	53,168	12,488	218,055	12,488	239,866

Costs of Wholesale Revenues	(48,601)	(12,005)	(152,210)	(12,005)	(175,439)
Gross Profit	4,567	483	65,845	483	64,427

Operating Expenses

Legal and Professional	23,534	16,655	132,351	19,804	266,918
Rents	6,000	10,500	21,000	21,000	62,100
General and Administrative	1,143	2,798	53,396	11,325	99,317
Total Operating Expenses	30,677	29,953	206,747	52,129	428,335

Operating Loss	(26,110)	(29,470)	(140,902)	(51,646)	(363,908)

Other Income
Interest Income, Related Party	121	-	121	-	121
Miscellaneous Income	-	-	-	2,468	2,513
Total Other Income	121	-	121	2,468	2,634

Net Loss	$(25,989)	$(29,470)	$(140,781)	$(49,178)	$(361,274)

Net Loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	14,383,000	14,383,000	14,383,000	14,224,534

The accompanying notes are an integral part of the consolidated financial statements.

Royal Bakery Holdings, Inc. and Subsidiary
( A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,		Period From June 7, 2011 (Inception) to September 30,
	2014	2013	2014
		(Restated)

Cash Flow from Operating Activities
Net loss	$(140,781)	$(49,178)	$(361,274)
Adjustment to reconcile net loss to net cash flows from operating activities
Amortization	1,130	-	1,130
(Increase)/Decrease in accounts receivable - related party	(95,069)	(23,034)	(95,601)
(Increase) in inventory	(31,349)	-	(31,349)
Increase/(Decrease) in accounts payable and accrued expenses	(18,699)	(8,588)	30,209
Increase/(Decrease) in unearned revenue	(20,000)	-	-
Net cash (used in) operating activities	(304,768)	(80,800)	(456,885)

Cash Flow from Investing Activities
Payments for intangible asset	(7,750)	(11,621)	(19,371)
Net cash (used in) investing activities	(7,750)	(11,621)	(19,371)

Cash Flow from Financing Activities
Proceeds from issuance of common stock	-	325,600	498,100
Net cash provided by financing activities	-	325,600	498,100

Net increase/(decrease) in cash	(312,518)	233,179	21,844

Cash, at beginning of period	334,362	85,886	-
Cash, at end of period	$21,844	$319,065	$21,844

Supplemental cash flow information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Royal Bakery Holdings, Inc. and Subsidiary
( A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

1.	Nature of Operations and Going Concern

Royal Bakery Holdings, Inc. (“Royal Bakery”, or “Company”) was incorporated in the State of Delaware on June 7, 2011. Royal Bakery is currently located in Belmont, California, and is a holding company with its core business as a bakery and bistro franchisor.

Royal Bakery Holdings, Inc. has a wholly-owned subsidiary, Royal Bakery Sourcing and Trading Corp. (“RBSTC”), which was incorporated on August 20, 2013 under the laws of the State of California. RBSTC is an operating arm to purchase the bakery and bistro products from suppliers and resell the bakery and bistro products to the food retailers. Currently, the principal supplier is Majestic Production of Peninsula, LLC (“Majestic Production”), the operator of Royal Bakery’s acting central kitchen and which is 100% owned by Egg Tart Café United Holdings, LLC (“Egg Tart Café”) with whom Royal Bakery has a franchise agreement, and which beneficially owns about 18% of our common stock.

Going Concern

As indicated in the accompanying consolidated financial statements, the Company is a development stage company which had a net loss of $140,781 for the nine months ended September 30, 2014 and a deficit accumulated during development stage of $361,274 at September 30, 2014. Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its franchise business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from these estimates.

Unaudited interim financial information

The accompanying interim consolidated financial statements and related notes of the Company for the three months and nine months ended September 30, 2014 and 2013, and as of September 30, 2014 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of operations and cash flows of the Company for the three months and nine months ended September 30, 2014 and 2013, and the financial position of the Company as of September 30, 2014. The financial data and other financial information disclosed in these notes to the consolidated financial statements related to the three months and nine months ended September 30, 2014 and 2013 are unaudited. The results for the three month and nine month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014, or any other future year or interim period. Reference is made to the consolidated financial statements of the Company in its Registration Statement on Form S-1 for the year ended December 31, 2013, filed with the SEC on September 3, 2014.

Royal Bakery Holdings, Inc. and Subsidiary
( A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

Principles of Consolidation

The books and records of the parent company Royal Bakery Holdings, Inc. have been consolidated with the records of the wholly-owned subsidiary, Royal Bakery Sourcing and Trading Corp. as of September 30, 2014 and December 31, 2013. All of the inter-company transactions have been eliminated, upon consolidation.

Variable Interest Entities

The Company applies the guidance in ASC 810 relating to the accounting for variable interest entities (“VIE”). The enterprise that consolidates the VIE (the primary beneficiary) is defined as the enterprise with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The Company does not possess any ownership interests in its franchise entity or other entities. The franchise agreement is designed for the franchisor to provide the franchisee with technical support, know-how; thus, enabling the franchisee to control and oversee its operations, while the Company’s decision-making is related to protecting Royal Bakery’s brand and exploration of market elsewhere. On an ongoing basis, the Company evaluates its business relationships with its franchisee, suppliers, and other entities to identify potential variable interest entities. The Company has concluded that consolidation of any such entities is not appropriate for the periods presented.

Development Stage Enterprise

The Company is a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915 “Development Stage Entities”. Since June 7, 2011, the Company has been devoting substantially all of its efforts to establish itself as a bakery and bistro franchisor. As such, the Company has not generated sufficient revenues from its operations and has no assurance of future revenues. All losses accumulated since June 7, 2011 has been considered as part of the Company’s development stage activities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2014 and December 31, 2013.

Accounts Receivable

Accounts receivable consist primarily of amounts due for franchise fees and royalties, and wholesale food sales, which are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts. The Company evaluates the trends in franchisee’ payment patterns, including review of specific delinquent accounts, changes in business conditions and external communications available about franchisee to estimate the level of allowance that is needed to address potential losses that the Company may incur due to the franchisee’s inability to pay. Accounts are considered delinquent or past due, if they have not been paid within the terms provided on the invoice. Delinquent account balances are written off after management has determined that the likelihood of collection is not probable.

The Company recorded no allowance for doubtful accounts as of September 30, 2014 and December 31, 2013.

Franchise and License Operations

The Company executes franchise or license agreements for each unit operated by other parties which set out the terms of our arrangement with the franchisee or licensee. The franchise and license agreements typically require the franchisee or licensee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. Subject to the Company’s approval and franchisee’s payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration.

Royal Bakery Holdings, Inc. and Subsidiary
( A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

Revenue Recognition

Income from the franchisees includes initial fees, continuing fees and renewal fees. The Company recognizes initial fees received from a franchisee as revenue when the Company has performed substantially all initial services required by the franchise agreement, which is generally upon the opening of a restaurant. The Company recognizes continuing fees based upon a percentage of franchisee sales. The Company recognizes renewal fees when a renewal agreement with a franchisee becomes effective. Revenues from product sales are recognized when the food and beverage products are sold.

Inventory

Inventories consist of finished goods and are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management’s analysis of inventory levels and future sales forecasts.  There was no provision recorded for the nine months ended September 30, 2014 or year ended December 31, 2013.

Amortization

Intangible assets are stated at cost and are amortized using the straight-line method over their estimated useful lives.

Fair Value of Financial Instruments

All financial instruments are carried at amounts that approximate estimated fair value because of the relatively short maturity of the instruments.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with the “Accounting for Income Taxes” Topic of the FASB ASC 740. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax basis of assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured by applying enacted tax rates and laws and are released in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At September 30, 2014 and December 31, 2013, the Company had no recognized tax benefits.

Reclassification

Certain amounts in the September 30, 2013 consolidated financial statements have been reclassified to conform to the presentation used at September 30, 2014.

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (ASU 2014-10). ASU 2014-10 removes all incremental financial reporting requirements regarding development-stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, ASU 2014-10 adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned operations could provide information about risks and uncertainties related to the company’s current activities. ASU 2014-10 also removes an exception provided to development-stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity. Effective with the first quarter of the Company’s year ending December 31, 2015, the presentation and disclosure requirements of Topic 915 will no longer be required. The revisions to Consolidation (Topic 810) are effective the first quarter of the Company’s year ending December 31, 2016. Early adoption is permitted. We have not determined the potential effects on the consolidated financial statements.

Royal Bakery Holdings, Inc. and Subsidiary
( A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (ASU 2014-09), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and most industry-specific guidance. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in ASU 2014-09 will be applied using one of two retrospective methods. The effective date will be the first quarter of the Company’s year ending December 31, 2017. We have not determined the potential effects on the consolidated financial statements.

There are several other new accounting pronouncements issued or proposed by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

Subsequent Events

In accordance with ASC 855 “Subsequent Events” the Company evaluated subsequent events after the balance sheet date.

3.	Intangible Asset

Intangible asset consists of fees of $19,371 paid to an unrelated company to design and develop the Company’s franchisee branding asset. It is amortized on the straight-line method for 10 years. The Company began to amortize this asset from March 2014.  The accumulated amortization was $1,130 as of September 30, 2014.

Amortization expense for the three months ended September 30, 2014 and 2013 was $484 and $0 respectively, and for the nine months ended September 30, 2014 and 2013 was $1,130 and $0, respectively.

4.	Commitments

The Company currently sub-leases from a related company its office in Belmont, CA. From April 1, 2013 to February 28, 2014 monthly rental was $3,500. From March 1, 2014, the monthly rental rate was changed from $3,500 to $2,000. The Company had $6,000 and $21,000 lease expenses during the three months and nine months ended September 30, 2014, respectively. During the three months and nine months ended September 30, 2013, the lease expense was $10,500 and $21,000, respectively.

On September 1, 2013, we entered into a ten-year non-binding agreement with Majestic Production under which we agree to buy and Majestic Production agrees to sell us products at a 5% discount off the regular sales price at which Majestic Production would sell to other third parties. To maintain this discount, the Company has agreed to purchase no less than $500,000 of products from Majestic Production during the first year, $750,000 the second year, and $1,000,000 the third year and thereafter, beginning from September 1, 2013.

5.	Loss per Common Share

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same. Furthermore, as of September 30, 2014 and 2013, there were no diluted shares outstanding.

	For the three months ended September 30, 2014	For the three months ended September 30, 2013
	(unaudited)	(unaudited) (Restated)
Numerator:
Net loss	$(25,989)	$(29,470)
Denominator:
Weighted average number of common shares	14,383,000	14,383,000
Net loss attributable to the Company's common stockholders per share—basic	$(0.00)	$(0.00)

Royal Bakery Holdings, Inc. and Subsidiary
( A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
	(unaudited)	(unaudited) (Restated)
Numerator:
Net loss	$(140,781)	$(49,178)
Denominator:
Weighted average number of common shares	14,383,000	14,224,534
Net loss attributable to the Company's common stockholders per share—basic	$(0.01)	$(0.00)

6.	Stockholders’ Equity

Common Stock

On June 7, 2011, the Company authorized 25,000,000 shares of common stock at par value of $0.0001. The holders of common stock are entitled to one vote per share. As of September 30, 2014 and December 31, 2013, shares issued and outstanding are 14,383,000.

7.	Related Party Transactions

The Company has billed Egg Tart Cafe for $50,000 for the franchise fee revenue and $5,922 royalty fee revenue for the nine months ended September 30, 2014. Egg Tart Cafe owns an 18 percent interest in the Company’s outstanding common shares.

The Company purchased $139,005 and $12,005 of food products from a food production wholesaler (“Majestic Production”) which is owned by Egg Tart Cafe above for the nine months ended September 30, 2014 and 2013, respectively, and has a receivable of $538 as of September 30, 2014. Also, the Company sub-leases the office from Majestic Production at a monthly rental rate of $3,500 per month from April 1, 2013 to February 28, 2014 and $2,000 from March 1, 2014. The Company incurred $21,000 lease expense during the nine months ended September 30, 2014 and 2013.

The Company has sales of $42,545 and $12,488 for the nine months ended September 30, 2014 and 2013, respectively, and a receivable of $31 at September 30, 2014, from Aw2gether LLC, which is majority-owned by Nikki Ma, one of our Directors, our Secretary and our COO.

The Company has sales of $119,372 and a receivable of $64,289 for the nine months ended September 30, 2014 and as of September 30, 2014, respectively from OVO Café Inc., which is 9.4% owned by Winnie Sze Wing Cheung, one of our directors and our Chief Financial Officer, 9.4% by Tommy Cheung, one of our directors and our Chief Executive Officer, and 18.8% owned by Yam Ming Chong and Yue Kwan Chong, two individual major shareholders of the Company. The Company had no activity with OVO Café Inc. during 2013.

The Company incurred $15,291 and $32,204 for consulting fee and food product purchases, respectively to Wide J2 International, which is 100% owned by 7 individual shareholders of the Company (40% owned by Yam Ming Chong, 35% owned by Yue Kwan Chong, and 5% each owned by 5 other individual shareholders of the Company) for the nine months ended September 30, 2014.

8.	Franchise Agreement with Egg Tart Café

The Company has a franchise agreement with Egg Tart Café, a shareholder of Royal Bakery that has an 18% interest in the Company and is classified as a related party, for the development of Hong Kong style cafes under brand named OVO Café. The agreement is for 10 years and is renewable by Egg Tart Café. The agreement, which was dated October 3, 2012, called for a non-refundable sub-franchise fee of $50,000 to be paid to the Company upon signing the sub-franchise agreement. All initial expenditures to begin operations are the responsibilities of Egg Tart Café.

Prior to opening, the Company provided Egg Tart Café a defined territory, which includes North and South America. The training period is up to 15 hours. Egg Tart Café received a loaned copy of the Company’s Confidential Policy Manual, and samples of advertising and marketing materials.

Royal Bakery Holdings, Inc. and Subsidiary
( A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

The agreement was amended to indicate that, due to delays in Egg Tart Café signing up its sub-franchisees, the sub-franchise fee will consist of $10,000 due upon signing the agreement and remainder as Egg Tart Café signs up additional sub-franchisees to open the cafes under brand named OVO Cafés. In September 2013, this agreement was further amended to indicate that upon payment of the $10,000 made in January 2013, Egg Tart Café will pay the greater of $10,000 or $10,000 per franchisees established by Egg Tart Café by the end of each year, until the remaining $40,000 sub-franchise fee is paid off. Egg Tart Café paid another $10,000 sub-franchise fee to the Company in December 2013.

The Company had deferred recognition of the $20,000 paid by Egg Tart Café as the Company had not performed all of the required pre-opening services.

On January 10, 2014, Egg Tart Café signed a food truck as sub-franchisee. On January 31, 2014, Egg Tart Café signed a café restaurant as sub-franchisee. This food truck began its business operation in January 2014 and this café restaurant began its business operation in February 2014. Egg Tart Café performed all the required pre-opening services for this food truck and this café restaurant, and recognized the revenue from these two sub-franchisees.  As such, the Company recognized the $50,000 revenue from Egg Tart Café in January 2014.

On April 11, 2014, the Company and Egg Tart Café agreed to amend the Franchise Agreement entered on October 3, 2012 to indicate that, the Company is entitled to (i) a monthly royalty equal to thirty percent (30%) of all royalty proceeds Egg Tart Café receives from Egg Tart Café’s sub-franchisee and (ii) one-time sub-franchisee fees ranging from $5,000 to $14,500 depending on the physical size of the sub-franchisee.

9.	Subsequent Events

The Company evaluated subsequent events, which are events or transactions that occurred after September 30, 2014 through the date of the issuance of the accompanying consolidated financial statements.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements relating to historical matters including statements to the effect that we “believe”, “expect”, “anticipate”, “plan”, “target”, “intend” and similar expressions should be considered forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of important factors, including factors discussed in this section and elsewhere in this quarterly report on Form 10-Q, and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as the date hereof. We assume no obligation to update these forward-looking statements to reflect events or circumstance that arise after the date hereof.

As used in this quarterly report: (i) the terms “we”, “us”, “our”, “Royal Bakery” and the “Company” mean Royal Bakery Holdings, Inc. and its wholly owned subsidiary unless the context otherwise requires; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

The following should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the nine months ended September 30, 2014 included in this quarterly report, as well as our consolidated financial statements for the year ended December 31, 2013 included in our registration statement (no. 333-193143) on Form S-1.

Overview

Royal Bakery Holdings, Inc. was incorporated in the State of Delaware on June 7, 2011. Royal Bakery is currently located in Belmont, California, and is a holding company with its core business as a bakery and bistro franchisor.

Royal Bakery Holdings, Inc. has a wholly-owned subsidiary, Royal Bakery Sourcing and Trading Corp. (“RBSTC”), which was incorporated on August 20, 2013 under the laws of the State of California. RBSTC is an operating arm to purchase the bakery and bistro products from suppliers and resell the bakery and bistro products to the food retailers. Currently, the principal supplier is Majestic Production of Peninsula, LLC (“Majestic Production”), the operator of Royal Bakery’s acting central kitchen and which is 100% owned by Egg Tart Café United Holdings, LLC (“Egg Tart Café”) with whom Royal Bakery has a franchise agreement, and which beneficially owns about 18% of our common stock.

Results of Operations

Comparison of the Three Months ended September 30, 2014 and 2013

	For the Three Months ended September 30,
	2014	2013

Revenues, Related Parties	$53,168	$12,488
Costs of Wholesale Revenues	(48,601)	(12,005)
Gross Profit	4,567	483

Operating Expenses
Legal and professional	23,534	16,655
Rents	6,000	10,500
General and administrative	1,143	2,798
Total operating expenses	30,677	29,953

Interest Income, Related Party	121	-

Net loss	$(25,989)	$(29,470)

Revenues: We generated $53,168 in total revenues in the three months ended September 30, 2014 compared to $12,488 for the three months ended September 30, 2013, resulting in an increase of $40,680 (326%). In January 2014, OVO Café Inc., a related party opened two franchisees, a food truck and a restaurant, to which the Company is selling its food and supplies. In 2013, the Company sold food and supplies to Aw2gether LLC., a related party who Nikki Ma, the Secretary and COO of the Company is a member.

Cost of Wholesale Revenues: The costs of wholesale revenues were $48,601 and $12,005 in the three months ended September 30, 2014 and 2013, respectively representing an increase of $36,596 (305%).

Legal and Professional Fees: The legal and professional fees were $23,534 and $16,655 in the three months ended September 30, 2014 and 2013, respectively representing an increase of $6,879 (41%). The legal and professional fees increased in 2014 because in 2014 we incurred a $10,000 legal fee in the preparation of a registration statement.

Rent: The total rent expenses were $6,000 and $10,500 for the three months ended September 30, 2014 and 2013, respectively, resulting in a decrease of $4,500 (43%). In 2013, we paid $3,500 a month under a month-to-month basis pursuant to a sub-lease with a related party for an office in Belmont that began on April 1, 2013. Effective March 2014, the monthly rent was decreased from $3,500 to $2,000 which represented saving of $4,500 for the three months ended September 30, 2014.

General and Administrative Expenses: General and administrative expenses are mainly office expenses such as telephone service, bank service charges and other expenses. They were $1,143 and $2,798 in the three months ended September 30, 2014 and 2013, resulting in a decrease of $1,655 (59%).

Comparison of the Nine Months ended September 30, 2014 and 2013

	For the Nine Months ended September 30,
	2014	2013

Revenues, Related Parties	$218,055	$12,488
Costs of Wholesale Revenues	(152,210)	(12,005)
Gross Profit	65,845	483

Operating Expenses
Legal and professional	132,351	19,804
Rents	21,000	21,000
General and administrative	53,396	11,325
Total operating expenses	206,747	52,129

Other Income
Interest Income, Related Party	121	-
Miscellaneous Income	-	2,468
Total Other Income	121	2,468

Net loss	$(140,781)	$(49,178)

Revenues: We generated $218,055 in total revenues in the nine months ended September 30, 2014 compared to $12,488 for the nine months ended September 30, 2013, resulting in an increase of $205,567 (1,646%). In January 2014, OVO Café Inc., a related party opened two franchisees, a food truck and a restaurant, to which the Company is selling its food and supplies. In 2013, the Company sold food and supplies to Aw2gether LLC., a related party who Nikki Ma, the Secretary and COO of the Company is a member.

Cost of Wholesale Revenues: The cost of wholesale revenues were $152,210 and $12,005 in the nine months ended September 30, 2014 and 2013, respectively representing an increase of $140,205 (1,168%).

Legal and Professional Fees: The legal and professional fees were $132,351 and $19,804 in the nine months ended September 30, 2014 and 2013, respectively representing an increase of $112,547 (568%). The legal and professional fees in 2014 were substantially increased because in 2014 we incurred $81,000 for audit fees and $18,500 legal fee in the preparation of a registration statement declared effective by the SEC in September 2014. Further, we incurred $15,291 to Wide J2 International a related party of the Company, for consulting fee.

Rent: The total rent expenses were $21,000 for the nine months ended September 30, 2014 and 2013. In 2013, we did not pay rent for the first three months, and then we paid $3,500 a month under a month-to-month basis pursuant to a sub-lease with a related party for an office in Belmont that began on April 1, 2013. Effective March 1, 2014, the monthly rent was decreased from $3,500 to $2,000 which represented saving of $10,500 for the nine months ended September 30, 2014.

General and Administrative Expenses: General and administrative expenses are mainly office expenses such as telephone service, bank service charges, state franchise taxes and other expenses. They were $53,396 and $11,325 in the nine months ended September 30, 2014 and 2013. The increase of $42,071 (371%) in general and administrative expenses was because we incurred $43,092 for air fare and lodging expenses related to Hong Kong investors’ visits.

Liquidity and Capital Resources

We had a $21,844 cash balance as of September 30, 2014.  Our primary cash outflows were for business development and operations including legal and professional fees, rents, as well as general and administrative expenses.  We have financed our operations primarily through sale of common stock to our shareholders and a sub-franchise agreement signed with a related party.

We have a deficit accumulated during development stage of $361,274 since June 7, 2011 (inception) to September 30, 2014. We incurred a net loss of $140,781 for the nine months ended September 30, 2014.

Cash Flows

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Cash Flows from Operating Activities	$(304,768)	$(80,800)
Cash Flows from Investing Activities	(7,750)	(11,621)
Cash Flows from Financing Activities	-	325,600
Net Increase/(Decrease) in Cash	(312,518)	233,179
Cash, at the beginning of year	334,362	85,886
Cash, at the end of year	$21,844	$319,065

Operating Activities

Our cash flows used in operating activities were $(304,768) and $(80,800) for the nine months ended September 30, 2014 and 2013 respectively, reflecting a downward change of $223,968. The cash flow used in operating activities increased for the period ended September 30, 2014 as a result of increase in the legal and professional expenses from $19,804 in the nine months ended September 30, 2013 to $132,351 in the nine months ended September 30, 2014. Also it was an increase in general and administrative expenses from $11,325 in the nine months ended September 30, 2013 to $53,396 in the nine months ended September 30, 2014, plus the increase in Accounts Receivable of $23,034 and $95,069 in the nine months ended September 30, 2013 and 2014, respectively and the decrease in the unearned revenues of $20,000 in the nine months ended September 30, 2014.

Investing Activities

Cash flow used in investing activities was primarily the payments used in paying the fees for developing the franchise branding intangible assets. Cash flow used in investing activities was $7,750 in nine months ended September 30, 2014 and $11,621 in the nine months ended September 30, 2013, respectively.

Financing Activities

Cash flow provided by financing activities was from the sale of common stock to our shareholders in the amount of $0 and $325,600 for the nine months ended September 30, 2014 and 2013, respectively.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

Critical Accounting Policies

Revenue Recognition

Income from the franchisees includes initial fees, continuing fees and renewal fees. The Company recognizes initial fees received from a franchisee as revenue when the Company has performed substantially all initial services required by the franchise agreement, which is generally upon the opening of a restaurant. The Company recognizes continuing fees based upon a percentage of franchisee sales. The Company recognizes renewal fees when a renewal agreement with a franchisee becomes effective. Revenues from product sales are recognized when the food and beverage products are sold.

Accounts Receivable

Accounts receivable consist primarily of amounts due for franchise fees and royalties and wholesale food sales, which are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts. The Company evaluates the trends in franchisee’ payment patterns, including review of specific delinquent accounts, changes in business conditions and external communications available about franchisee to estimate the level of allowance that is needed to address potential losses that the Company may incur due to the franchisee’s inability to pay. Accounts are considered delinquent or past due, if they have not been paid within the terms provided on the invoice. Delinquent account balances are written off after management has determined that the likelihood of collection is not probable.

Inventory

Inventories consist of finished goods and are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management’s analysis of inventory levels and future sales forecasts.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with the “Accounting for Income Taxes” Topic of the FASB ASC 740.  Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax basis of assets and liabilities and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured by applying enacted tax rates and laws and are released in the years in which the temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Our policy is to recognize both interest and penalties related to unrecognized tax benefits in interest expense and operating expenses, respectively.  The Company has not recorded any interest and penalties since its inception.

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (ASU 2014-10). ASU 2014-10 removes all incremental financial reporting requirements regarding development-stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, ASU 2014-10 adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that the entity that has not begun planned operations could provide information about risks and uncertainties related to the company’s current activities. ASU 2014-10 also removes an exception to development-stage entities in Consolidation (Topic 810) for determining whether an entity is a variable interest entity. Effective with the first quarter of the Company’s year ending December 31, 2015, the presentation and disclosure requirements of Topic 915 will no longer be required. The revisions to Consolidation (Topic 810) are effective the first quarter of the Company’s year ending December 31, 2016. Early adaption is permitted. We have not determined the potential effects on the consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (ASU 2014-09), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and most industry-specific guidance. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also required additional disclosure about the nature, amount, timing, and uncertainly of revenue and cash flows arising from the customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contact. The amendments in ASU 2014-09 will be applied using one of two retrospective methods. The effective date will be first quarter of the Company’s year ending December 31, 2017. We have not determined the potential effects on the consolidated financial statements.

There are several other new accounting pronouncements issued or proposed by the FASB. Each of these pronouncements, as applicable, had been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States generally accepted accounting principles (“US GAAP”).

As of September 30, 2014, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as at September 30, 2014 such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate entity level controls due to the lack of an audit committee and the presence of no outside directors on our board of directors; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; (4) ineffective controls over period end financial disclosure and reporting processes.

Management believes that none of the material weaknesses set forth above had a material adverse effect on the Company's financial results for the nine months ended September 30, 2014 but management is concerned that the material weakness in entity level controls set forth in item (1) results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, it could result in a material misstatement in our financial statements in future periods.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings

Management is not aware of any legal proceedings contemplated by any government authority or any other party involving the Company. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceeding. Management is not aware of any other legal proceedings pending or threatened against the Company.

Item 1A.    Risk Factors

Not required.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Mine Safety Disclosure

Not Applicable.

Item 5.     Other Information

None.

Item 6.      Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Acting Principal Accounting Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Acting Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Exhibit 101

101.INS - XBRL Instance Document

101.SCH - XBRL Taxonomy Extension Schema Document

101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF - XBRL Taxonomy Extension Definition Linkbase Document

101.LAB - XBRL Taxonomy Extension Label Linkbase Document

101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL BAKERY HOLDINGS, INC.

/s/ Tommy Cheung
Name: Tommy Cheung
Title: Chairman and Chief Executive Officer (Principal Executive Officer)
Date: November 19, 2014

/s/ Winnie Sze Wing Cheung
Name: Winnie Sze Wing Cheung
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: November 19, 2014

/s/ Nikki Ma
Name: Nikki Ma
Title: Secretary, Chief Operating Officer
Date: November 19, 2014