Form 10-K
period 2014-12-31
Royal Bakery Holdings, Inc.
filed 2015-04-15
CIK 1594485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission File No. 333-193143

ROYAL BAKERY HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	45-2509555
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

405 Old County Road

Belmont, California 94002

(Address of principal executive offices, zip code)

(650) 530-0368

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

At June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $277,607.  At April 14, 2015, there were 14,383,000 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

ROYAL BAKERY HOLDINGS INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Royal Bakery Holdings Inc., a Delaware corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results.

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

All references in this Form 10-K to the  “Company”, “Royal Bakery”, “we”, “us,” or “our” are to Royal Bakery Holdings Inc.

PART I

ITEM 1.	BUSINESS

Description of Business

Royal Bakery Holdings, Inc. (“Royal Bakery”), a Delaware corporation, was incorporated on June 7, 2011. We operate as a franchisor of branded restaurants and as a seller of bakery and food products. We entered into a Sub-Franchisor Agreement with Egg Tart Café United Holdings, LLC (“Egg Tart Café”) which has and will sign an agreement with each sub-franchisee. Egg Tart Café will collect franchisee fees and monthly royalty fees from these sub-franchisees and distribute the fees collected between Royal Bakery and Egg Tart Café based on the Sub-Franchisor Agreement signed between the Company and Egg Tart Café. For the near future, Egg Tart Café’s sub-franchisee will operate their business in California only. These sub-franchisees will go to our Sub-franchisor office at Belmont, California to get training and learn our food and drink products, our business principles, our services and any matters related to operating our franchise restaurant.

Franchises

Our Sub-franchisee has sold its operations – its food truck and the restaurant, therefore, we decided not to further develop the Ovo Café brand. On April 6, 2015, we sold the brand to Parc Valencia LLC, a company which has bought the Ovo Café restaurant at 171 2nd Street, San Francisco. We are working with Egg Tart Café to build another franchise operation and to explore an online catering operation.

The Company signed a Sub-Franchisor Agreement with Egg Tart Café on October 3, 2012.  The Sub-Franchisor Agreement, which has a term of ten years, grants Egg Tart Café an exclusive license to sub-franchise bakeries and cafes under the Ovo brand and or other brand name that we are going to use in North America and South America in exchange for payments totaling $50,000, a monthly royalty equal to thirty percent of all royalty proceeds Sub-franchisor receives from its unit sub-franchises and the one-time sub-franchise fees ranging from $5,000 to $14,500 depending on the physical size of the sub-franchisee.  Royal Bakery will build another brand to support Egg Tart Café to carry on the sub-franchisor operation and or to build an online operation for Egg Tart Café with the know-how of the bakery and café trade.

On December 31st, 2014, our sub-franchisee sold its food truck to JP Concepts and on January 31, 2015, sold the Ovo Café restaurant to Parc Valencia, LLC. Both buyers are not related to any of our existing directors and or shareholders.

In the 12 months ended December31, 2014, we recorded royalty fees of $8,012 in connection with the food truck and restaurant.

As our sub-franchisor, Egg Tart Café is planning to sign up more sub-franchisees and assist them to open deli, restaurants and or food trucks. An emphasis on an online operation will give us the edge to win over customers to be part of the revenue stream for the Company.

Food and Product Sales

Royal Bakery has a wholly-owned subsidiary, Royal Bakery Sourcing and Trading Corp. (“RBSTC”), which was incorporated on August 20, 2013 under the laws of the State of California. RBSTC is an operating arm to purchase the bakery and bistro products from the suppliers and resell the bakery and bistro products to food retailers and sub-franchisees. We buy these products primarily from Majestic Production of Peninsula LLC, (“Majestic Production”), a central food producer located in Belmont, California. Majestic Production is wholly-owned by Egg Tart Café. Majestic Production produces the food products under the direction of Egg Tart Café. Royal Bakery advises on the quality control of the products as needed to Majestic Production. On September 1, 2013, RBSTC signed an agreement with Majestic Production, which is subject to a ten-year term. Some of the terms of this agreement are non-binding, including the terms that Majestic Production is to sell us products at a 5% discount to the regular sales price at which Majestic Production sells to other third parties, and that from September 1, 2013, we are to purchase no less than $500,000 of products from Majestic Production in the first year and no less than $750,000 in the second year ended August 31, 2015 and $1,000,000 in the third year ended August 31, 2016 and thereafter. We have no obligations to fulfill these purchase targets during the first, second, and third 12-month periods and Majestic Production has no obligation to sell to us at the 5% purchase discount. As these terms are non-binding, there are no consequences to the agreement if they are not met.

We intend to sell the products to Egg Tart Café’s sub-franchisees and other food retailers. In the year ended December 31, 2014, we sold $197,417 of bakery and bistro products and packaging supplies to Aw2gether LLC (d/b/a Hongry Kong) and Ovo Café, Inc., both related parties.  There is no written agreement governing these purchases and sales.

Our Business Strategies

Our mission is to introduce and promote Hong Kong style cuisine to the U.S. market. Royal Bakery and its sub-franchisor, Egg Tart Café, will continuously develop signature products and sign up sub-franchisees or an online catering operation by Egg Tart Café.

Description of Current Operations

The Department of Corporations in California approved our franchisor application on September 12, 2012. We signed up Egg Tart Café as our sub-franchisor on October 3, 2012. Egg Tart Café also received its sub-franchisor status which was approved by the California Department of Business Oversight (previously known as California Department of Corporation) on December 4, 2013.

However, after our sub-franchise sold its restaurant operation we have agreed to sell the brand name to the same buyer. We are no longer committed to promote Ovo Café’s franchise operation. Egg Tart Café still owns Majestic Production of Peninsula LLC (“Majestic Production”) the central producer that produces bakery and café products.  RBSTC purchases products produced at Majestic Production and resells them at a profit to food retailers, including Egg Tart Café’s sub-franchisees restaurants and food truck.

On October 3, 2012, we entered into a Sub-Franchisor Agreement for $50,000 with Egg Tart Café which grants it an exclusive right to sign up sub-franchisees using Ovo Cafés brand for their restaurants in the United States. Royal Bakery will collect $10,000 of the franchise fee from Egg Tart Café on the anniversary date of the agreement or when Egg Tart Café opens a new restaurant or signs up a sub-franchisee and opens a new restaurant.  Under the terms of an amended agreement dated April 11, 2014, Royal Bakery is entitled to (i) a monthly royalty of 30% of all royalty proceeds that Egg Tart Café receives from its sub-franchisee restaurants and (ii) one-time sub-franchisee fees ranging from $5,000 to $14,500 depending on the physical size of the sub-franchisee. These one-time sub-franchisee sign up fees are not received until they exceed the $50,000 sub-franchisor fee received from Egg Tart Café. The agreement is for a term of ten years. We earned royalty fees totaling $8,012 for the year ended December 31, 2014 and have an outstanding receivable of $2,832 as of December 31, 2014.

Competition

The restaurant industry, including the quick service restaurant segment, is highly competitive. Our restaurants will compete with a large number of other fast food restaurants in the areas in which they operate. Many of these restaurants are owned and operated by regional and national restaurant chains, many of which have greater financial resources and experience than we do.

We may be at a competitive disadvantage to other restaurant chains with greater name recognition and marketing capability. Furthermore, most of our competitors in the fast-food business operate more restaurants, have been established longer, and have greater financial resources and name recognition than we do. There is also active competition for management personnel, as well as for attractive commercial real estate sites suitable for restaurants.

Government Regulation

Each restaurant will be subject to the regulations of various health, sanitation, safety and fire agencies in the jurisdiction in which the restaurant is located.  Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new restaurant.  We do not anticipate that federal and state environmental regulations will have a material effect on our operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations.  We are subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime, and other working conditions.  In addition, our sub-franchisees will be subject to the Americans With Disabilities Act, which requires restaurants and other facilities open to the public to provide for access and use of facilities by the handicapped.

We are also subject to federal and state laws regulating franchise operations, which vary from registration and disclosure requirements in the offer and sale of franchises to the application of statutory standards regulating franchise relationships.  Many state franchise laws impose restrictions on the franchise agreements, including limitations on non-competition provisions and the termination or non-renewal of a franchise.  Some states require that franchise materials be registered before franchises can be offered or sold in that state.

Liability and Insurance

We have not purchased any liability insurance at this moment.

Employees

We currently have no full or part-time employees.  All of the Board members are helping to develop the Company.

Raw Materials

The provision of our services does not depend on any raw materials. Our subsidiary RBSTC is placing orders to Majestic of Peninsula, the central kitchen to prepare the raw materials for our customers.

Properties

We do not own any real estate or other properties. We began leasing our office from Majestic Production for $3,500 a month pursuant to a month-to-month lease. We began to pay monthly lease payments on April 1, 2013. From March 1, 2014, the monthly lease payment was changed from $3,500 to $2,000. The leased space is approximately 3,600 square feet, including 1,000 square office space and 2,600 square feet of warehouse for our subsidiary RBSTC to store merchandise for reselling to other parties. From October 1, 2014, we have reduced further to only sub-lease 500 sq ft of office space from Majestic Production of Peninsula, LLC and the monthly rent has been reduced to $500.

Legal Proceedings

Management is not aware of any legal proceedings contemplated by any government authority or any other party involving our business. As of the date of this filing, no director, officer or affiliate is: (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceeding. Management is not aware of any other legal proceedings pending or threatened against us.

OUR EXECUTIVE OFFICES

Our executive offices are located at 407A Old County Road, Belmont, California 94002.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our current business address is 407A Old County Road, Belmont, California 94002.  We believe that this space is adequate for our current needs. Our telephone number is (650) 530-0368.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Since December 28, 2014 our shares of common stock have been quoted on the OTC Bulletin Board and the OTCPink tier of the OTC Markets Group, Inc. under the stock symbol “RYBH”. The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTCPink. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended December 31, 2014	$0.00	$0.00

HOLDERS

As of December 31, 2014 the Company had 14,383,000 shares of common stock issued and outstanding held by approximately 65 holders of record.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

TRANSFER AGENT

Our transfer agent is VStock Transfer, LLC (“VStock Transfer”), whose address is 18 Lafayette Place, Woodmere, New York. VStock Transfer’s telephone number is (212) 828-8436.

RECENT SALES OF UNREGISTERED SECURITIES

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2014.

SHAREHOLDERS AGREEMENT

All of the Company’s current shareholders are party to a shareholders’ agreement, dated June 8, 2011 (the “Shareholders Agreement”).  The following is a summary of the material terms of the Shareholders Agreement:

●	The number of Directors is set at three (3), subject to modification by a resolution of the Board of Directors.

●	The Board has broad discretionary powers subject to no limitations save applicable sections of the Shareholders Agreement.

●	Any knowing violations or intentional/willful/wanton act that causes damage to the Company could result in the forced sale of your Shares.

●	The inability of the Company to lawfully make purchases back shall not excuse either the Company or the seller from that provision, instead it tolls until the Company is legally able to make such purchase.

●	The authorization of new Shares is contingent on an affirmative vote of a super majority (67% of the board of directors).

●	Arbitration is the exclusive method by which any and all disputes are to be resolved.

●	In order to amend the shareholders agreement a super majority (67%) of the Company’s outstanding voting stock is required.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Royal Bakery Holdings, Inc. was incorporated in the State of Delaware on June 7, 2011. Royal Bakery is currently located in Belmont, California, and is a holding company with its core business as a bakery and bistro and is also a franchisor.

Royal Bakery Holdings, Inc. has a wholly-owned subsidiary, Royal Bakery Sourcing and Trading Corp. (“RBSTC”), which was incorporated on August 20, 2013 under the laws of the State of California. RBSTC is an operating arm to purchase the bakery and bistro products from suppliers and resell the bakery and bistro products to the food retailers and franchisees. Currently, the principal supplier is Majestic Production of Peninsula, LLC (“Majestic Production”), the operator of Royal Bakery’s acting central kitchen and which is 100% owned by Egg Tart Café United Holdings, LLC (“Egg Tart Café”) with whom Royal Bakery has a sub-franchisor agreement, and which beneficially owns about 18% of our common stock.

Critical Accounting Policies and Estimates

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated statements, and reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from these estimates.

Principles of Consolidation

The books and records of the parent company Royal Bakery Holdings, Inc. have been consolidated with the records of the wholly-owned subsidiary, Royal Bakery Sourcing and Trading Corp. as of December 31, 2014 and 2013. All of the inter-company transactions have been eliminated, upon consolidation.

Franchise and License Operations

The Company executes franchise or license agreements for each unit operated by other parties which set out the terms of our arrangement with the franchisee or licensee. The franchise and license agreements typically require the franchisee or licensee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. Subject to the Company’s approval and franchisee’s payment of renewal fee, a franchisee may generally renew the franchise agreement upon its expiration.

Revenue Recognition

Income from the franchisees includes initial fees, continuing fees and renewal fees. The Company recognizes initial fees received from a franchisee as revenue when the Company has performed substantially all initial services required by the franchise agreement, which is generally upon the opening of a restaurant. The Company recognizes continuing fees based upon a percentage of franchisee sales. The Company recognizes renewal fees when a renewal agreement with a franchisee becomes effective. Revenue from product sales are recognized when the food, beverage products, and packaging supplies are sold.

Inventory

Inventories consist of finished goods (packaging supplies) and are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. There was no provision recorded for the year ended December 31, 2014 or year ended December 31, 2013. Shipping costs are included in the cost of products purchased.

Amortization

Intangible assets are stated at cost and are amortized using the straight-line method over their estimated useful lives.

Impairment of Long-Lived Asset

We review our long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the future use and disposal of the related assets or group of assets to their respective carrying amounts. Impairment, if any, is measured as the excess of the carrying amount over the fair value based on market value (when available) or discounted cash flows of those assets, and is recorded in the period in which the determination is made. These tests were performed for the year ended December 31, 2014 and it was determined that the carrying value of the asset was impaired. Accordingly, an impairment expense for the year ended December 31, 2014 amounting to $15,187 was recognized.

RESULTS OF OPERATIONS

For the year ended December 31, 2014, we generated revenues of $255,855. The revenues are derived from wholesale revenues of $197,843, franchise revenues of $50,000, and royalty revenues of $8,012. For the year ended December 31, 2013, we generated revenues of $21,811 from wholesale revenues. We have generated a total of $277,666 of revenues from June 7, 2011(inception) to December 31, 2014.

For the years ended December 31, 2014 and 2013, our costs of wholesale revenue amounted to $189,998 and $23,229, respectively resulting in a gross profit of $65,857 and a gross loss of $1,418 for the years then ended.

For the year ended December 31, 2014, we incurred expenses of $241,121, consisting of legal and professional of $148,941, rent of $22,500, general and administrative expenses of $54,593 and impairment of intangible asset of $15,187. For the year ended December 31, 2013, we incurred expenses of $121,483, consisting of legal and professional of $78,207, rent of $31,500 and general and administrative expenses of $11,776.

We incurred net losses of $174,797 and $120,433 for the years ended December 31, 2014 and 2013, respectively. Our net loss since inception (June 7, 2011) through December 31, 2014 is $395,290.

The following table provides selected financial data about our company for the years ended December 31, 2014 and 2013.

	December 31
Balance Sheet Data	2014	2013
Cash	$5,780	$334,362
Total Assets	$142,002	$346,515
Total Liabilities	$39,192	$68,908
Shareholders’ Equity	$102,810	$277,607

GOING CONCERN

Royal Bakery Holdings Inc. is a development stage company and currently has limited operations. Our independent auditor has issued an audit opinion for Royal Bakery which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2014 was $5,780, our total current assets were $139,432 and our total current liabilities were $39,192 resulting in working capital of $100,240. Total expenditures over the next 12 months are expected to be approximately $230,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

PLAN OF OPERATION

Our plan of operations over the 12 month period consists of creating a new brand and assisting our sub-franchisor to market our restaurant, cafes, kiosk and food trucks franchise operations and reselling bakery and food products to wholesalers and retailers. We are planning to get into online catering businesses since we have contracted the central kitchen in Belmont, California.

In connection with our business of reselling bakery and food products, we will monitor the quality of the products we purchase, a substantial portion of which are produced by Majestic Production, which is owned by Egg Tart Café. If necessary, we will assist Majestic Production in refining the menu and providing technical assistance to improve its productivity. Although we are not required to do so, we believe that it is in our best interest to coordinate closely with Majestic Production and share our expertise if it can improve the quality of the food offered to our customers. We believe the centrally located Majestic Production site is able to support up to 30 sub-franchisees’ restaurants and 3 sub-franchisees’ food trucks around the greater San Francisco Bay Area.

On a timing level, we anticipate that we will take the following actions over the following periods:

●	In the 90 days from December 31, 2014, we will work with Egg Tart Café to find a brand to develop our franchise operation. We expect to develop a smaller operation then a full services restaurant, such as a deli and café type of food business. We are going to hire a web developing company to help us to develop an online catering operation.

●	In the 180 days, we shall establish another brand for our café operation, and review the performance of the online catering business. We are planning to hire a marketing company to help us to set marketing strategies to promote our new brand and online catering services.

●	In the 270 days, management hopes to evaluate the result of our planning operation and assist Egg Tart Café to fine tune this business model, particular the online catering operation and if it appears that the production capacity at Majestic Production’s central kitchen is insufficient to meet our projected demand, we plan to assist Egg Tart Café to expend the establishment of another central kitchen in the San Francisco Bay Area, at their own expense.

Our future is dependent upon our ability to obtain further financing, the successful development of our planned business consulting services, a successful marketing and promotion program, and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There are no assurances that we will be able to obtain further funds required for our continued operations. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

OFF BALANCE SHEET TRANSACTIONS

We have had no off balance sheet transactions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLIEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

   Stockholders of

Royal Bakery Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Royal Bakery Holdings, Inc. and Subsidiary (A Development Stage Company) as of December 31, 2014 and 2013, the related consolidated statements of operations, and cash flows for each of the years in the two-year period ended December 31, 2014, and for the period from June 7, 2011 (inception) to December 31, 2014, and the consolidated statement of changes in stockholders’ equity for the period June 7, 2011 (inception) to December 31, 2014. Royal Bakery Holding Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal Bakery Holdings, Inc. and Subsidiary (A Development Stage Company) as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, and the period from June 7, 2011 (inception) to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred a net loss of $174,797 for the year ended December 31, 2014 and has a deficit accumulated during the development stage of $395,290 at December 31, 2014, and there are uncertain conditions the Company faces relative to its ability to obtain capital, generate revenue, and generate profits and cash flows from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cowan, Gunteski & Co., P.A.

April 14, 2015

Tinton Falls, NJ

Royal Bakery Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,
	2014	2013

ASSETS

Current Assets
Cash	$5,780	$334,362
Accounts Receivable - Related Parties	116,036	532
Inventory	17,616	-
Total Current Assets	139,432	334,894

Other Assets
Intangible Asset, net	2,570	11,621
Total Other Assets	2,570	11,621

Total Assets	$142,002	$346,515

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses - Related Parties	$29,215	$-
Accounts Payable and Accrued Expenses - Others	9,977	48,908
Unearned Revenues - Related Parties	-	20,000
Total Current Liabilities	39,192	68,908

Commitments and Contingencies	-	-

Stockholders' Equity
Common Stock, authorized 25,000,000 shares, par value $0.0001, 14,383,000 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	1,438	1,438
Additional paid-in-capital	496,662	496,662
Deficit accumulated during development stage	(395,290)	(220,493)
Total Stockholders' Equity	102,810	277,607

Total Liabilities and Stockholders' Equity	$142,002	$346,515

The accompanying notes are an integral part of the consolidated financial statements.

Royal Bakery Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations

			Period From
			June 7, 2011
	For the years ended		(Inception) to
	December 31,		December 31,
	2014	2013	2014

Wholesale Revenues, Related Parties	$197,843	$21,811	$219,654
Franchise Revenues, Related Party	50,000	-	50,000
Royalty Revenues, Related Party	8,012	-	8,012
Total Revenues	255,855	21,811	277,666

Costs of Wholesale Revenues	(189,998)	(23,229)	(213,227)
Gross Profit /(Loss)	65,857	(1,418)	64,439

Operating Expenses
Legal and Professional	148,841	78,207	283,408
Rents	22,500	31,500	63,600
General and Administrative	54,593	11,776	100,514
Impairment of Intangible Asset	15,187	-	15,187
Total Operating Expenses	241,121	121,483	462,709

Operating Loss	(175,264)	(122,901)	(398,270)

Other Income
Miscellaneous Income	-	2,468	2,513
Interest Income, Related Party	467	-	467
Total Other Income	467	2,468	2,980

Net Loss	$(174,797)	$(120,433)	$(395,290)

Net Loss per share - Basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	14,383,000	14,264,476

The accompanying notes are an integral part of the consolidated financial statements.

Royal Bakery Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity
For the Period From June 7, 2011 (Inception) to December 31, 2014

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance as of June 7, 2011 (Inception)	-	$-	$-	$-	$-

Sale of common stock	10,000,000	1,000	99,000	-	100,000

Net loss for the period June 7, 2011 (inception) to December 31, 2011	-	-	-	(15,054)	(15,054)

Balance as of December 31, 2011	10,000,000	1,000	99,000	(15,054)	84,946

Sale of common stock	3,840,334	384	72,116	-	72,500

Net loss for the year ended December 31, 2012	-	-	-	(85,006)	(85,006)

Balance as of December 31, 2012	13,840,334	1,384	171,116	(100,060)	72,440

Sale of common stock	542,666	54	325,546	-	325,600

Net loss for the year ended December 31, 2013	-	-	-	(120,433)	(120,433)

Balance as of December 31, 2013	14,383,000	1,438	496,662	(220,493)	277,607

Net loss for the year ended December 31, 2014	-	-	-	(174,797)	(174,797)

Balance as of December 31, 2014	14,383,000	$1,438	$496,662	$(395,290)	$102,810

The accompanying notes are an integral part of the consolidated financial statements.

Royal Bakery Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Period From
			June 7, 2011
	For the years ended		(Inception) to
	December 31,		December 31,
	2014	2013	2014

Cash Flows from Operating Activities
Net loss	$(174,797)	$(120,433)	$(395,290)
Adjustments to reconcile net loss to net cash flows from operating activities
Amortization	1,614	-	1,614
Impairment of Intangible Asset	15,187	-	15,187
Changes in Assets and Liabilities
(Increase)/Decrease in accounts receivable - related parties	(115,504)	9,468	(116,036)
(Increase) in inventory	(17,616)	-	(17,616)
Increase/(Decrease) in accounts payable and accrued expenses - related parties	29,215	-	29,215
Increase/(Decrease) in accounts payable and accrued expenses - others	(38,931)	35,462	9,977
Increase/(Decrease) in unearned revenue - related parties	(20,000)	10,000	-
Net cash (used in) operating activities	(320,832)	(65,503)	(472,949)

Cash Flows from Investing Activities
Payments for intangible asset	(7,750)	(11,621)	(19,371)
Net cash (used in) investing activities	(7,750)	(11,621)	(19,371)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	325,600	498,100
Net cash provided by financing activities	-	325,600	498,100

Net increase/(decrease) in cash	(328,582)	248,476	5,780

Cash, at beginning of period	334,362	85,886	-
Cash, at end of period	$5,780	$334,362	$5,780

Supplemental cash flows information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Royal Bakery Holdings, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2014

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

Going Concern

As indicated in the accompanying consolidated financial statements, the Company is a development stage company which had a net loss of $174,797 for the year ended December 31, 2014 and a deficit accumulated during development stage of $395,290 at December 31, 2014. Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its franchise business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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

Principles of Consolidation

The books and records of the parent company Royal Bakery Holdings, Inc. have been consolidated with the records of the wholly-owned subsidiary, Royal Bakery Sourcing and Trading Corp. as of December 31, 2014 and December 31, 2013. All of the inter-company transactions have been eliminated, upon consolidation.

Royal Bakery Holdings, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2014

2.	Summary of Significant Accounting Policies (continued)

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2014 and December 31, 2013.

Accounts Receivable

Accounts receivable consist primarily of amounts due for franchise fees and royalties, and sales of wholesale food and packaging supplies, which are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts. The Company evaluates the trends in franchisee’ payment patterns, including review of specific delinquent accounts, changes in business conditions and external communications available about franchisee to estimate the level of allowance that is needed to address potential losses that the Company may incur due to the franchisee’s inability to pay. Accounts are considered delinquent or past due, if they have not been paid within the terms provided on the invoice. Delinquent account balances are written off after management has determined that the likelihood of collection is not probable.

The Company has not recorded an allowance for doubtful accounts as of December 31, 2014 and December 31, 2013 as all amounts are deemed collectible.

Franchise and License Operations

The Company executes franchise or license agreements for each unit operated by other parties which set out the terms of our arrangement with the franchisee or licensee. The franchise and license agreements typically require the franchisee or licensee to pay an initial, non-refundable fee and royalties based upon a percentage of sales. Subject to the Company’s approval and franchisee’s payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration.

Royal Bakery Holdings, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2014

2.	Summary of Significant Accounting Policies (continued)

Revenue Recognition

Income from the franchisees includes initial fees, royalties and renewal fees. The Company recognizes initial fees received from a franchisee as revenue when the Company has performed substantially all initial services required by the franchise agreement, which is generally upon the opening of a restaurant. The Company recognizes royalties based upon a percentage of franchisee sales. The Company recognizes renewal fees when a renewal agreement with a franchisee becomes effective. Revenues from product sales are recognized when the food, beverage products, and packaging supplies are sold.

Inventory

Inventories consist of finished goods (packaging supplies) and are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management’s analysis of inventory levels and future sales forecasts.  There was no provision recorded for the year ended December 31, 2014 or year ended December 31, 2013.

Shipping costs are included in the cost of products purchased.

Amortization

Intangible assets are stated at cost and are amortized using the straight-line method over their estimated useful lives.

Impairment of Long-Lived Asset

We review our long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the future use and disposal of the related assets or group of assets to their respective carrying amounts. Impairment, if any, is measured as the excess of the carrying amount over the fair value based on market value (when available) or discounted cash flows of those assets, and is recorded in the period in which the determination is made. These tests were performed for the year ended December 31, 2014 and it was determined that the carrying value of the asset was impaired. Accordingly, an impairment expense for the year ended December 31, 2014 amounting to $15,187 was recognized.

Fair Value of Financial Instruments

All financial instruments are carried at amounts that approximate estimated fair value because of the relatively short maturity of the instruments.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with the “Accounting for Income Taxes” Topic of the FASB ASC 740. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax basis of assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured by applying enacted tax rates and laws and are released in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2014 and December 31, 2013, the Company had no recognized tax benefits.

Royal Bakery Holdings, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2014

2.	Summary of Significant Accounting Policies (continued)

The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits in interest expense and operating expenses respectively. The Company has not recorded any interest and penalties since its inception.

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

Intangible asset consists of fees of $19,371 paid to an unrelated company to design and develop the Company’s franchisee branding asset. It is amortized on the straight-line method for 10 years. The Company began to amortize this asset from March 2014.  The accumulated amortization was $1,614 as of December 31, 2014. An impairment expense of $15,187 was also recorded as of December 31, 2014.

Amortization expense for the years ended December 31, 2014 and 2013 was $1,614 and $0, respectively.

Royal Bakery Holdings, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2014

4.	Commitments

The Company currently sub-leases from a related company its office in Belmont, CA. From April 1, 2013 to February 28, 2014, the monthly rental rate was $3,500. From March 1, 2014 through September 30, 2014, the monthly rate was $2,000. From October 1, 2014, the monthly rental rate was changed from $2,000 to $500. The Company had $22,500 and $31,500 of lease expense for the years ended December 31, 2014 and 2013 respectively.

On September 1, 2013, we entered into a ten-year agreement with Majestic Production under which we agree to buy and Majestic Production agrees to sell us products at a 5% discount off the regular sales price at which Majestic Production would sell to other third parties. To maintain this discount, the Company has agreed to purchase no less than $500,000 of products from Majestic Production during the first year, $750,000 the second year, and $1,000,000 the third year and thereafter, beginning from September 1, 2013.

5.	Loss per Common Share

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same. Furthermore, as of December 31, 2014 and 2013, there were no diluted shares outstanding.

	For the years ended December 31,
	2014	2013
Numerator:
Net loss	$(174,797)	$(120,433)
Denominator:
Weighted average common shares	14,383,000	14,264,476
Net loss attributable to the Company's common stockholders per share—basic and diluted	$(0.01)	$(0.01)

6.	Stockholders’ Equity

Common Stock

On June 7, 2011, the Company authorized 25,000,000 shares of common stock at par value of $0.0001. The holders of common stock are entitled to one vote per share. As of December 31, 2014 and December 31, 2013, shares issued and outstanding are 14,383,000.

During the period from June 7, 2011 (inception) to December 31, 2011, the Company sold 10,000,000 shares at $0.01 per share, for total cash proceeds of $100,000. Of this amount, 3,350,000 shares were sold to the Company’s directors, and the remaining 6,650,000 shares were sold to other shareholders that were non-affiliated investors.

During the year ended December 31, 2012, the Company sold 2,916,667 shares at $0.012 per share, 775,000 shares at $0.02 per share, 120,000 shares at $0.04 per share, and 28,667 shares at $0.60 per share, for total cash proceeds of $72,500. Of these 3,840,334 shares, 1,252,083 shares were sold to the Company’s directors, and the remaining 2,588,251 shares were sold to non-affiliated investors.

Royal Bakery Holdings, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2014

6.	Stockholders’ Equity (continued)

During the year ended December 31, 2013, the Company sold 542,666 shares at $0.60 per share, for total cash proceeds of $325,600. These 542,666 shares were sold to the shareholders that were non-affiliated investors.

7.	Related Party Transactions

The Company incurred $15,291 and $32,204 for consulting fees and food product purchases, respectively to Wide J2 International for the year ended December 31, 2014. Wide J2 International is 100% owned by 7 individual shareholders of the Company (40% owned by Yam Ming Chong, 35% owned by Yue Kwan Chong, and 5% each owned by 5 other individual shareholders of the Company).

Tax service was provided by an accounting firm of which the firm’s owner is a shareholder in Egg Tart Café. Tax service fees amounted to $1,870 and $1,160 for the years ended December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, accounts payable and accrued expenses include $2,365 and $495 respectively, due to this firm.

The Company purchased $162,328 and $20,786 of food products from a food production wholesaler (“Majestic Production”) which is owned by Egg Tart Cafe for the years ended December 31, 2014 and 2013, respectively, and has a receivable of $4,625 and $0 as of December 31, 2014 and 2013, respectively. Also, the Company sub-leases the office from Majestic Production and incurred $22,500 and $31,500 lease expense during the years ended December 31, 2014 and 2013, respectively (see note 4).

The Company has sales of $49,413 and $21,811 and a receivable of $357 and $532 from Aw2gether LLC, which is majority-owned by Nikki Ma, one of our Directors, our Secretary and our COO, for the years ended December 31, 2014 and 2013, respectively.

The Company has sales of $148,004 and a receivable of $74,389 for the year ended December 31, 2014 and as of December 31, 2014, respectively from OVO Café Inc., which is 9.4% owned by Winnie Sze Wing Cheung, one of our directors and our Chief Financial Officer, 9.4% by Tommy Cheung, one of our directors and our Chief Executive Officer, and 18.8% owned by Yam Ming Chong and Yue Kwan Chong, two individual major shareholders of the Company. The Company had no transactions with Ovo Café, Inc. during the year ended December 31, 2013.

8.	Income Taxes

The Company’s deferred tax assets consist of the following at:

	December 31,
	2014	2013
Deferred income tax assets:
Net operating loss carryforward	$156,172	$88,197
Valuation allowance	$(156,172)	$(88,197)
Deferred income tax assets	$0	$0

Royal Bakery Holdings, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2014

8.	Income Taxes (continued)

As of December 31, 2014 and 2013, the Company had a net operating loss carryforward of $395,290 and $220,493 respectively, which is available to offset future taxable income through 2034. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon historical net losses and the Company being in the developing stage, management believes that it is not more likely than not that the deferred tax assets will be realized and has provided a valuation allowance of 100% of the deferred tax assets. The valuation allowance increased by $67,975 and $48,173 for the years ended December 31, 2014 and 2013, respectively.

A reconciliation of the statutory Federal tax rate to the effective tax rate is as follows:

	December 31,
	2014	2013
Statutory Federal tax rate	(34)%	(34)%
State income taxes (net of Federal benefit)	(6)%	(6)%
Effect of valuation allowance	40%	40%
Effective tax rate	0%	0%

Management feels that the Company does not have any tax positions that will result in a material impact on the Company’s consolidated financial statements because of the adoption of ASC 740. However, management’s conclusion may be subject to adjustment at a later date based on factors including additional implementation guidance from the Financial Accounting Standards Board and ongoing analysis of tax laws, regulations and related interpretations.

The Company and its subsidiaries file U.S. federal and state income tax returns. There are no on-going examinations of income tax returns filed by the Company. U.S. federal income tax returns ending after 2011 are subject to examination by the Internal Revenue Service. State income tax returns for tax years ending after 2011 are subject to examination by related state tax authorities.

9.	Franchise Agreement with Egg Tart Café

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

Royal Bakery Holdings, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2014

9.	Franchise Agreement with Egg Tart Café (continued)

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

10.	Concentrations

The Company has one sub-franchisor Egg Tart Café accounting for 100% of the franchise revenues and royalty revenues for the year ended December 31, 2014 and 100% of the unearned revenue for the year ended December 31, 2013 and this sub-franchisor accounted for $32,832 representing 28% of accounts receivable as of December 31, 2014. This sub-franchisor is a related party of the Company (see Note 7).

The company purchased $162,328 and $20,786 accounting for 79% and 89% of food and beverage products and packaging supplies from a food production wholesaler, Majestic Productions, for the years ended December 2014 and 2013, respectively. Majestic Productions is a related party of the Company (see Note 7).

The Company purchased $32,204 and $2,443 accounting for 16% and 11% of its food, beverage and packaging supplies from Wide J2 International, Ltd. for the years ended December 31, 2014 and 2013, respectively (see Note 7).

The Company sold $49,413 and $21,811 to a food truck, Aw2gether (“Aw2gether”) DBA Hongry Kong, accounting for 25% and 100% of wholesale revenue for the years ended December 31, 2014 and 2013, respectively, and Aw2gether accounted for 10% and 100% of accounts receivable as of December 31, 2014 and 2013, respectively. Aw2gether is an indirectly related party of the Company (see Note 7).

The Company sold $148,004 to Ovo Café, Inc. accounting for 75% of the wholesale revenue, for the year ended December 31, 2014. Ovo Café, Inc. also accounted for $82,221 representing 71% of accounts receivable at December 31, 2014 (see Note 7).

11.	Subsequent Events

The Company evaluated subsequent events, which are events or transactions that occurred after December 31, 2014 through the date of the issuance of the accompanying consolidated financial statements.

On April 6, 2015, the Company entered into an agreement to sell the trademark and brand name Ovo Café for $2,500.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2014.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of December 31, 2014, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Principle Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles (“US GAAP”) and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

●	Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Winnie Sze Wing Cheung, our Chief Financial Officer, who also serves as our principal financial officer and principal accounting officer, Ms. Cheung concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, (iv) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by Ms. Chueng, our Chief Financial Officer, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of December 31, 2014.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2014 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of December 31, 2014 are as follows:

Name	Age	Position with the Company
Tommy Yu Yan Cheung	63	CEO and Chairman of the Board

Winnie Sze Wing Cheung	43	Chief Financial Officer, Director

Nikki Ma	27	Secretary of the Board, Chief Operating Officer, Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Tommy Yu Yan Cheung, CEO and Chairman of the Board

Mr. Tommy Cheung is the Chairman of Royal Bakery Holdings, Inc. since June 2011. Mr. Cheung has been in the food and beverage industry for over 30 years and is currently a member of the Legislative Council of Hong Kong representing the catering industry in functional constituencies seats. Mr. Cheung received his M.B.A at Pepperdine University. He is a businessman and chairman of trading and investment companies. In addition, he is involved in numerous food and beverage associations such as The Association of Restaurant Managers Ltd, The Hong Kong Catering Industries Association Ltd and the Confre'reie De La Chaine des Rotisseurs. Mr. Cheung's knowledge and experience has led him to be named the Chairman of Royal Bakery Holdings, Inc.  Mr. Cheung’s appointment as our CEO is temporary until we are able to locate a CEO based in the United States.

Winnie Sze Wing Cheung, Chief Financial Officer, Director

Ms. Winnie Sze Wing Cheung is the Chief Financial Officer for Royal Bakery Holdings, Inc. since June 2011. Ms. Cheung graduated at the University of South Australia majoring in Business Computing. She started her own career in the China Down Center Group Ltd. specializing in the down outerwear business since 1978. In 1992, the company reconstructed and started Dickinson Garment Group Ltd and has become known for exporting to the United States and other countries. Dickinson has branded Arctica and now sells to the United States, Hong Kong and China. The Company sells over the Internet with sales in Moscow and Sweden. Ms. Cheung is also the Executive Director of CDSR Development Group Ltd., an investment company involved in supply chain businesses that links Hong Kong, China & Southeast Asia together. Currently, Ms. Cheung holds several directorships in several private companies in the United States, Hong Kong, and China engaged primarily in production and marketing.  Ms. Cheung’s appointment as our CFO is temporary until we are able to locate a CFO based in the United States.

Nikki Ma, Chief Operation Officer, Secretary of the Board, Director

Ms. Nikki Ma is the Secretary of the Board for Royal Bakery Holdings, Inc. since June 2011 and its Chief Operating Officer since February 2014. Ms. Ma holds a Bachelor's Degree in Marketing from San Francisco State University. Ms. Ma was the marketing manager for South Bay division of Infinitel Communications, one of the largest Asian owned cellular communication retail chain stores in Northern California. She is the founder and director of Genik Real Estate & Investment licensed with the State of California as a Real Estate Broker. Additionally, Genik consults their clients in becoming a publicly trading company. In January 2012, Ms. Ma started Aw2gether LLC, specializing in the mobile food catering industry.

TERM OF OFFICE

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until they resign or are removed from the board in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until they resign or are removed from office by the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of three members, and such members do not qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

CERTAIN LEGAL PROCEEDINGS

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Other than our officers and directors, we currently have no other significant employees.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors.  The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee.  The Board is of the opinion that such committees are not necessary since the Company is an early development stage company and has only three directors, and to date, such directors have been performing the functions of such committees.  Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2014, none of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD OF DIRECTORS

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

CODE OF ETHICS

Our Board of Directors adopted our Code of Ethics in June 2013. The Code of Ethics states the principles and expectations governing the behavior of individuals within our organization. It describes the minimum requirements for conduct, and behavioral expectations rather than specific activities.

The purpose of the Code is to provide guidance and set common ethical standards that each of Royal Bakery’s management and employees must adhere to with highest professional standard and on a consistent basis. Many of the policies in this Code are based on various federal and state laws and regulations. Others are based on business and ethical principles. The Code helps Royal Bakery to accomplish its objectives by bringing a systematic, disciplined approach to evaluate and improve the effectiveness of our business.

Code of Ethics of our Business

Duties to Employees: It is the policy of Royal Bakery to be an equal opportunity employer, and we welcome diversity in our workforce. All terms and conditions of employment will be made without consideration of religion, race, color, age, national origin, marital status, and any other classifications protected by federal, state or local law and regulation. Our policy is to treat every employee with dignity and respect.

Duties to Sub-Franchisor and Sub-Franchisees: Royal Bakery will be fair and truthful and maintain positive relationships with our sub-franchisor, Egg Tart Café United Holdings, LLC, and Egg Tart Café’s sub-franchisees. We expect our management and employees to understand the importance of using professional integrity in our business dealings with our franchisor and franchisees. We will create a culture of leadership and also, provide an open, supportive environment to encourage franchisees to share their ideas with us and to build up a team work between Royal Bakery and the franchisee community.

Duties to the Public: We will dedicate our effort to advancing our restaurants while promoting the highest professional and ethical standards to serve our customers. Our commitment to our customers is as follows:

1.	Food–Safety - We will have a firm commitment to food safety, always placing food safety above financial concerns, and provide the highest product quality standards.

2.	Supplier Standards - We shall be familiar with our suppliers and perform due diligence before signing a contract with a new supplier.

3.	Public Health – We shall use fresh, healthy ingredients for our products and not use harmful additives to minimize the growing health epidemic.

4.	Friendly Environment – We shall present a clean, attractive, comfortable and friendly service to our customers. In keeping with this spirit, we strive to avoid unsafe, unhealthy or hazardous environments.

Internal Auditing: The purpose of internal auditing is to establish trust that will provide the basis for reliance on management’s judgment. Internal audits shall be of the highest professional objectivity and shall make a balanced assessment of all the relevant circumstances.  They shall not be unduly influenced by management’s own interests. They shall promote the value of information that all of Royal Bakery staff receive and shall not disclose information without appropriate authority unless there is a legal or professional obligation to do so. Management shall apply their knowledge, skills and experience needed in the performance of conducting internal auditing process.

Code of Ethics of our Employees:

Harassment: It is Royal Bakery's policy to prohibit intentional and unintentional harassment of any individual by another person on the basis of any protected classification including, but not limited to, religion, color, race, sex, national origin, age, disability, marital status, citizenship, veteran status or sexual orientation, and any other classifications protected by federal, state or local law, rule, regulation or ordinance. This policy is intended to ensure no one harasses another individual in our workplace.

Honest and Ethical Conduct: Royal Bakery expects all employees to act with the highest standards of honesty and ethical conduct, while working on the Company premises. Employees must treat fellow workers, supervisors and customers with respect.   All employees are expected to abide by policies of fairness toward customers, suppliers and other competitors. It is the employee's responsibility to help create an environment that is not offensive. Employees cannot utter slurs or offend others with words or actions. An employee must practice safety at all times to ensure not only his well-being but that of others. Alcohol or illegal drugs are forbidden inside the Company.

Health and Safety: Employees must report to work free from the influence of illegal drugs or alcohol. Company personnel must adhere to practices that encourage cleanliness and promote the safe use of all work tools. All employees who handle food processing and or work in the kitchen shall be certified by appropriate regulatory agencies. Accidents and defective equipment should be reported immediately. Violence or threats of violence against workers or customers are not tolerated.

Duties to the Company: Our employees shall act in the best interests of the Company. We require employees to promptly report any illegal behavior or violations of the Code to senior management. We all must assist in this process by reporting anything that could damage our reputation for service quality and food safety.  We shall strive to improve the restaurant profession by continuing training and sharing our experience for the benefit of all.

Confidential Information: All employees may have access to information related to the Company that is not known to the general public. Such information must be kept confidential. It can only be used for appropriate business purposes. Inappropriate disclosure of confidential information can cause irreparable harm to the company and will not be tolerated.

Additional Provision: The provisions of this Code of Ethics may not include all situations or events likely to occur in the conduct of Royal Bakery's operation. Additional statements might be added from time to time, either to address topics not covered or to provide greater detail on topics already covered by the Code.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us as of the year ended December 31, for the fiscal years ended as indicated.

						Non-Equity
						Incentive	Nonqualified
Name and				Stock	Option	Plan	Deferred	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Compensation ($)	Total ($)

Tommy Yu Yan Cheung (1)	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

Winnie Sze Wing Cheung (2)	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

Nikki Ma (3)	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

(1)	Chief Executive Officer and Chairman of the Board of Directors.

(2)	Chief Financial Officer, and Director.

(3)	Secretary of the Board, Chief Operating Officer, and Director

None of our directors have received monetary compensation since our inception through December 31, 2014. We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since our inception.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any of its officers and directors.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of December 31, 2014:

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)

Tommy Yu Yan Cheung (1)	0	0	0	0	0	0	0

Winnie Sze Wing Cheung (2)	0	0	0	0	0	0	0

Nikki Ma (3)	0	0	0	0	0	0	0

(1)	Chief Executive Officer and Chairman of the Board of Directors.

(2)	Chief Financial Officer, and Director.

(3)	Secretary of the Board, Chief Operating Officer, and Director

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2014 certain information regarding the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our principal executive officer and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each person shown is c/o Royal Bakery Holdings, Inc., 405 Old County Road, Belmont, California 94002. Beneficial ownership, for purposes of this table, includes options to purchase common stock that are either currently exercisable or will be exercisable within 60 days of the date of this Prospectus.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Yam Ming Chong (1)	2,583,333	18.0%
Yue Kwan Chong (1)	2,683,333	18.7%
Winnie Sze Wing Cheung, CFO & Director (2)	2,260,417	15.7%
Tommy Yu Yan Cheung, Chairman	2,066,667	14.4%
Egg Tart Café United Holdings, LLC (3)	2,583,333	18.0%
Nikki Ma, Secretary & Director (4)	275,000	1.9%
All executive officers and directors as a group (3 persons)	4,602,084	32.0%

(1)	Yam Ming Chong (John) and Yue Kwan Chong (Jerry) are father and son

(2)	Winnie Sze Wing Cheung’s husband, Alvin Li, is one of the management members of Egg Tart Café United Holdings, LLC

(3)	Egg Tart Café United Holdings, LLC is the sub-franchisor of the Company. Stephen Wan and Suzy Liu, the two management members of Egg Tart Café United Holdings, LLC, together have the voting and dispositive control over the shares owned by Egg Tart Café United Holdings, LLC. Neither Stephen Wan nor Suzy Liu directly own any shares of Royal Bakery Holdings, Inc.

(4)	Nikki Ma is one of the two shareholders of Eunik Investment and the daughter of George Ma, one of the management members of Egg Tart Café United Holdings, LLC. Eunik Investment has 275,000 shares of the Company. Nikki Ma owns 50% of Eunik Investment.

Note: The above percentages are calculated based on the total of 14,383,000 issued and outstanding shares of common stock.

There are no arrangements or understanding among the parties set out above or their respective associates or affiliates concerning election of directors or any other matters which may require shareholder approval.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, none of the following parties has had any material interest, direct or indirect, in any transaction with us during our last fiscal year or in any presently proposed transaction that has or will materially affect us:

1.	any of our directors or officers;

2.	any person proposed as a nominee for election as a director;

3.	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock; or

4.	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the above persons.

Some of the parties involved with the operation and management of the Company have other relationships that may create disincentives to act in the best interest of the Company and its investors. As previously disclosed, some of our majority shareholders and members of our management have interests in Egg Tart Café, our sub-franchisor and an 18% holder of our common stock, and Majestic Production, the company with which we entered into a material supply contract. The current management has not established, and has no plans to establish, any procedures or controls to prevent, address or resolve these conflicts.  As a result, these conflicts may inhibit or interfere with the sound and profitable operation of the Company.

We had transactions with certain of our officers, directors and shareholders owning more than 10% of our common stock since inception as follows:

●	Egg Tart Café United Holdings, LLC had a payable of $10,000 to the Company on December 31, 2012 and paid this $10,000 to the Company in January 2013, as to comply to the agreement signed between the Company and our sub-franchisor Egg Tart Café United Holdings, LLC. However, we have amended the Sub-Franchisor Agreement regarding the payment schedule, since Egg Tart Café has only identified one restaurant location at San Francisco at the end of 2012. The Company agreed to receive $10,000 from Egg Tart Café as fulfilling one of the payment terms when signing the sub-franchisor agreement, other payment will be $10,000 per year or until the time that Egg Tart Café signs up more sub-franchisees which may be directly owned or independently owned and operated. Egg Tart Café paid the Company $10,000 in January 2013 for its payable to Company as of December 31, 2012 and then paid the Company another $10,000 at the end of December 2013.

●	The Company paid certain franchise professional fees of $30,750 on behalf of Egg Tart Café during the year ended December 31, 2013. Egg Tart Café paid back the full advance amount to the Company at the end of December 2013. The advance was not subject to a written agreement.

●	The Company purchased $162,328 and $20,786 of food products from a food production wholesaler (“Majestic Production”) which is majority-owned by Egg Tart Cafe, for the years ended December 31, 2014 and 2013, respectively. The term by which Royal Bakery purchases products from Majestic Production is subject to a written agreement. The Company also sub-leases the office from Majestic Production from April 1, 2013 to February 28, 2014 at a monthly rental rate of $3,500 on a month-to-month basis and from March 1, 2014 through September 30, 2014 at a monthly rental rate of $2,000. As of October 1, 2014 the monthly rent was $500. The Company paid $22,500 and $31,500 in lease payments to Majestic Production during the years ended December 31, 2014 and 2013, respectively. Majestic Production is the central producer of bakery and café products. The Company through its subsidiary RBSTC purchases products produced by Majestic Production and resells them at a profit to food retailers, including Egg Tart Café’s sub-franchisees. Our sub-franchisor and sub-franchisees will order food and drinks, and operational related products.

●	The Company has sales of $49,413 and $21,811 and a receivable of $357 and $532 for Aw2gether LLC., which is majority-owned by Nikki Ma, one of our Directors, our Secretary and our COO, for the years ended December 31, 2014 and 2013, respectively. Aw2gether is a customer which buys products through Royal Bakery’s subsidiary RBSTC. There is no agreement entered between us and Ms. Ma for these transactions.

●	The Company engaged Eunik Investment that is majority-owned by Nikki Ma, one of our Directors, our Secretary and our COO, to provide consultant service of $30,000 during the year ended December 31, 2012 and had a payable of $9,000 to this entity as of December 31, 2012. The Company did not engage Eunik Investment for consultant services during the year ended December 31, 2013 and has no payable to Eunik Investment as of December 31, 2013. The consultation service required Ms. Ma to assist the Company in working with our auditor and attorney in the United States, since two of our Directors are stationed in Hong Kong.

●	Ovo Café, Inc. our sub-franchisee entered into an agreement with our sub-franchisor to open its own Ovo food truck which was subsequently opened in mid-January 2014. Ovo Café, Inc. entered into another agreement with our sub-franchisor to open an Ovo restaurant which was subsequently opened on February 18, 2014. Ovo Café, Inc. is 9.4% owned by Winnie Sze Wing Cheung, one of our directors and our Chief Financial Officer, 9.4% by Tommy Cheung, one of our directors and our Chief Executive Officer, and 18.8% owned by Yam Ming Chong and Yue Kwan Chong, two individual major shareholders of the Company. For the year ended December 31, 2014, we had sales of $148,004 and a receivable of $82,221 for Ovo Café, Inc. As of April 2015, Ovo Café Inc. has sold to a group of investors from Hong Kong.

●	1186 Limited. We entered a consulting agreement with 1186 Limited, a Hong Kong entity that is owned by Yam Ming Chong and Yue Kwan Chong, on March 18, 2014. 1186 Limited will advise the Company on operating a Hong Kong style food and beverage business whenever the Company requests such services in exchange for a fee of $100 per hour (with a minimum of 8 hours per training session). This agreement terminates on December 31, 2015. Yam Ming Chong and Yue Kwan Chong together own 36.7% of the Company’s common stock. Yam Ming Chong and Yue Kwan Chong are father and son.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Cowan, Gunteski & Co,, P.A. served as our independent registered public accounting firm for the years ended December 31, 2014 and 2013. The following table shows the fees that were billed for the audit and other services provided by such firm for 2014 and 2013.

	2014	2013
Audit Fees	$65,000	$104,500
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$65,000	$104,500

Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of , the audit or the review of interim financial statements.

Audit-Related Fees – This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”. The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees – This category consists of fees for other miscellaneous items.

Our Board of Directors acting as our Audit Committee preapproved each engagement of our independent registered public accounting firm.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Commercial Sub-Lease Agreement, dated October 1, 2014, by and between Majestic Production of Peninsular and Royal Bakery Holdings, Inc.
10.2	Purchase Agreement, dated April 6, 2015, by and between Royal Bakery Holdings, Inc. and Parc Valencia LLC
21	Subsidiaries
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-193143) filed with the Commission on December 31, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2015

ROYAL BAKERY HOLDINGS, INC.

By:	/s/ Tommy Cheung
Name:	Tommy Cheung
Title:	Chairman & CEO (Principal Executive Officer)

By:	/s/ Winnie Sze Wing Cheung
Name	Winnie Sze Wing Cheung
Title:	CFO (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on April 14, 2015.

By:	/s/ Tommy Cheung	By:	/s/ Nikki Ma
Name:	Tommy Cheung	Name:	Nikki Ma
Title:	Director, Chairman, CEO (Principal Executive Officer)	Title:	Director, Secretary, COO

By:	/s/ Winnie Sze Wing Cheung
Name:	Winnie Sze Wing Cheung
Title:	Director, CFO (Principal Financial Officer and Principal Accounting Officer)

