Form 10-Q
period 2015-03-31
Royal Bakery Holdings, Inc.
filed 2015-05-20
CIK 1594485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File No. 333-19343

ROYAL BAKERY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-2509555
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

405 Old Country Road

Belmont, California 94002

(Address of principal executive offices, zip code)

(650) 530-0368

(Registrant’s telephone number, including area code)

_____________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):   Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As May 5, 2015, there were 14,383,000 shares of common stock, $0.0001 par value per share, outstanding.

ROYAL BAKERY HOLDINGS, INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2015

INDEX

Index		Page

Part I. Financial Information

Item 1.	Financial Statements	4

	Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014.	4

	Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 and for the period from June 7, 2011(inception) to March 31,2015 (unaudited).	5

	Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and for the period from June 7, 2011 (inception) to March 31, 2015 (unaudited).	6

	Consolidated Statement of Changes in Stockholder’s Equity For the period from June 7, 2011(inception) to March 31, 2015 (unaudited)	7

	Notes to Financial Statements (unaudited).	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	20

Item 4.	Controls and Procedures.	20

Part II. Other Information

Item 1.	Legal Proceedings.	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21

Item 3.	Defaults Upon Senior Securities.	21

Item 4.	Mine Safety Disclosures.	21

Item 5.	Other Information.	21

Item 6.	Exhibits.	21

Signatures		22

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Royal Bakery Holdings, Inc., a Delaware corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: our ability to develop our planned food products business, the possibility that despite developing our food products that we, nonetheless, do nor garner any customers, the Company’s need for and ability to obtain additional financing, the exercise of the approximately 32.0% control the Company’s two officers and directors collectively hold of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS.

Royal Bakery Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current Assets
Cash	$38,756	$5,780
Accounts Receivable - Related Parties	60,905	116,036
Inventory	19,235	17,616
Total Current Assets	118,896	139,432

Other Assets
Intangible Asset, net	2,500	2,570
Total Other Assets	2,500	2,570

Total Assets	$121,396	$142,002

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses - Related Parties	$19,047	$29,215
Accounts Payable and Accrued Expenses - Others	32,409	9,977
Total Current Liabilities	51,456	39,192

Commitments and Contingencies	-	-

Stockholders' Equity
Common Stock, authorized 25,000,000 shares, par value $0.0001, 14,383,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1,438	1,438
Additional paid-in-capital	496,662	496,662
Deficit accumulated during development stage	(428,160)	(395,290)
Total Stockholders' Equity	69,940	102,810

Total Liabilities and Stockholders' Equity	$121,396	$142,002

The accompanying notes are an integral part of the consolidated financial statements.

Royal Bakery Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations

			Period From
			June 7, 2011
	For the Three Months Ended		(Inception) to
	March 31,		March 31,
	2015	2014	2015
	(Unaudited)	(Unaudited)	(Unaudited)

Wholesale Revenues, Related Parties	$45,935	$33,377	$265,589
Franchise Revenues, Related Party	-	50,000	50,000
Royalty Revenues, Related Party	402	1,328	8,414
Total Revenues	46,337	84,705	324,003

Costs of Wholesale Revenues	(42,854)	(31,959)	(256,081)
Gross Profit /(Loss)	3,483	52,746	67,922

Operating Expenses
Legal and Professional	34,429	68,665	317,837
Rents	1,500	9,000	65,100
General and Administrative	596	29,032	101,110
Impairment of Intangible Asset	-	-	15,187
Total Operating Expenses	36,525	106,697	499,234

Operating Loss	(33,042)	(53,951)	(431,312)

Other Income
Miscellaneous Income	-	-	2,513
Interest Income, Related Party	172	-	639
Total Other Income	172	-	3,152

Net Loss	$(32,870)	$(53,951)	$(428,160)

Net Loss per share - Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	14,383,000	14,383,000

The accompanying notes are an integral part of the consolidated financial statements.

Royal Bakery Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Period From
			June 7, 2011
	For the three months		(Inception) to
	ended March 31		March 31,
	2015	2014	2015
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(32,870)	$(53,951)	$(428,160)
Adjustments to reconcile net loss to net cash flows from operating activities:
Amortization	70	161	1,684
Impairment of Intangible Asset	-	-	15,187
Changes in Assets and Liabilities:
(Increase)/Decrease in accounts receivable - related parties	55,131	(43,967)	(60,905)
(Increase) in inventory	(1,619)	(24,436)	(19,235)
Increase/(Decrease) in accounts payable and accrued expenses - related parties	(10,168)	-	19,047
Increase/(Decrease) in accounts payable and accrued expenses - others	22,432	68,420	32,409
Increase/(Decrease) in unearned revenue - related parties	-	(20,000)	-
Net cash provided by (used in) operating activities	32,976	(73,773)	(439,973)

Cash Flows from Investing Activities
Payments for intangible asset	-	(7,750)	(19,371)
Net cash (used in) investing activities	-	(7,750)	(19,371)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	498,100
Net cash provided by financing activities	-	-	498,100

Net increase/(decrease) in cash	32,976	(81,523)	38,756

Cash, at beginning of period	5,780	334,362	-
Cash, at end of period	$38,756	$252,839	$38,756

Supplemental cash flow information
Interest paid	$-	$-	$-
Income taxes paid	$-	$400	$3,950

The accompanying notes are an integral part of the consolidated financial statements.

Royal Bakery Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity
For the Period From June 7, 2011 (Inception) to March 31, 2015

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance as of June 7, 2011 (Inception)	-	$-	$-	$-	$-

Sale of common stock	10,000,000	1,000	99,000	-	100,000

Net loss for the period June 7, 2011 (inception) to December 31, 2011	-	-	-	(15,054)	(15,054)

Balance as of December 31, 2011	10,000,000	1,000	99,000	(15,054)	84,946

Sale of common stock	3,840,334	384	72,116	-	72,500

Net loss for the year ended December 31, 2012	-	-	-	(85,006)	(85,006)

Balance as of December 31, 2012	13,840,334	1,384	171,116	(100,060)	72,440

Sale of common stock	542,666	54	325,546	-	325,600

Net loss for the year ended December 31, 2013	-	-	-	(120,433)	(120,433)

Balance as of December 31, 2013	14,383,000	1,438	496,662	(220,493)	277,607

Net loss for the year ended December 31, 2014	-	-	-	(174,797)	(174,797)

Balance as of December 31, 2014	14,383,000	1,438	496,662	(395,290)	102,810

Net loss for the three months ended March 31, 2015	-	-	-	(32,870)	(32,870)

Balance as of March 31, 2015 (unaudited)	14,383,000	$1,438	$496,662	$(428,160)	$69,940

The accompanying notes are an integral part of the consolidated financial statements.

Royal Bakery Holdings, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015

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

Going Concern

As indicated in the accompanying consolidated financial statements, the Company is a development stage company which had a net loss of $32,870 for the three months ended March 31, 2015 and a deficit accumulated during development stage of $428,160 at March 31, 2015. Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its franchise business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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

Unaudited interim financial information

The accompanying interim consolidated financial statements and related notes of the Company for the three months ended March 31, 2015 and 2014, and as of March 31, 2015, are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of operations and cash flows of the Company for the three months ended March 31, 2015 and 2014, and the financial position of the Company as of March 31, 2015. The financial data and other financial information disclosed in these notes to the consolidated financial statements related to the three months ended March 31, 2015 and 2014 are unaudited. The results for the three month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015, or any other future year or interim period.

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

Royal Bakery Holdings, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015

2.	Summary of Significant Accounting Policies (continued)

Principles of Consolidation

The books and records of the parent company Royal Bakery Holdings, Inc. have been consolidated with the records of the wholly-owned subsidiary, Royal Bakery Sourcing and Trading Corp. as of March 31, 2015 and December 31, 2014. All of the inter-company transactions have been eliminated, upon consolidation.

Variable Interest Entities

The Company applies the guidance in ASC 810 relating to the accounting for variable interest entities (“VIE”). The enterprise that consolidates the VIE (the primary beneficiary) is defined as the enterprise with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The Company does not possess any ownership interests in its franchise entity or other entities. The franchise agreement is designed for the franchisor to provide the franchisee with technical support and know-how; thus, enabling the franchisee to control and oversee its operations, while the Company’s decision-making is related to protecting Royal Bakery’s brand and exploration of market elsewhere. On an ongoing basis, the Company evaluates its business relationships with its franchisee, suppliers, and other entities to identify potential variable interest entities. The Company has concluded that consolidation of any such entities is not appropriate for the periods presented.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2015 and December 31, 2014.

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

The Company has not recorded an allowance for doubtful accounts as of March 31, 2015 and December 31, 2014 as all amounts are deemed collectible.

Royal Bakery Holdings, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015

2.	Summary of Significant Accounting Policies (continued)

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

Inventory

Inventories consist of finished goods (packaging supplies) and are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management’s analysis of inventory levels and future sales forecasts.  There was no provision recorded for the three months ended March 31, 2015 or year ended December 31, 2014.

Shipping costs are included in the cost of products purchased.

Amortization

Intangible assets are stated at cost and are amortized using the straight-line method over their estimated useful lives.

Impairment of Long-Lived Asset

We review our long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the future use and disposal of the related assets or group of assets to their respective carrying amounts. Impairment, if any, is measured as the excess of the carrying amount over the fair value based on market value (when available) or discounted cash flows of those assets, and is recorded in the period in which the determination is made. These tests were performed for the year ended December 31, 2014 and it was determined that the carrying value of the intangible asset was impaired. Accordingly, an impairment expense for the year ended December 31, 2014 amounting to $15,187 was recognized.

Fair Value of Financial Instruments

All financial instruments are carried at amounts that approximate estimated fair value because of the relatively short maturity of the instruments.

Royal Bakery Holdings, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015

2.	Summary of Significant Accounting Policies (continued)

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with the “Accounting for Income Taxes” Topic of the FASB ASC 740. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax basis of assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured by applying enacted tax rates and laws and are released in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2015 and 2014, the Company had no recognized tax benefits.

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

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015

3.	Intangible Asset

Intangible asset consists of fees of $19,371 paid to an unrelated company to design and develop the Company’s franchisee branding asset. It is amortized on the straight-line method for 10 years. The Company began to amortize this asset from March 2014.  The accumulated amortization was $1,684 as of March 31, 2015. An impairment expense of $15,187 was recorded as of December 31, 2014.

Amortization expense for the three months ended March 31, 2015 and 2014 was $70 and $161, respectively.

4.	Commitments

The Company currently sub-leases from a related company its office in Belmont, CA. From April 1, 2013 to February 28, 2014, the monthly rental rate was $3,500. From March 1, 2014 through September 30, 2014, the monthly rate was $2,000. From October 1, 2014, the monthly rental rate was changed from $2,000 to $500. The Company had $1,500 and $9,000 of lease expense for the three months ended March 31, 2015 and 2014 respectively.

On September 1, 2013, we entered into a ten-year agreement with Majestic Production under which we agree to buy and Majestic Production agrees to sell us products at a 5% discount off the regular sales price at which Majestic Production would sell to other third parties. To maintain this discount, the Company has agreed to purchase no less than $500,000 of products from Majestic Production during the first year, $750,000 the second year, and $1,000,000 the third year and thereafter, beginning from September 1, 2013. To date, the Company has not been able to meet these commitments.

5.	Loss per Common Share

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same. Furthermore, as of March 31, 2015 and 2014, there were no diluted shares outstanding.

	For the three months ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Numerator:
Net Loss	$(32,870)	$(53,951)
Denominator:
Weighted average common shares	14,383,000	14,383,000
Net loss attributable to the Company’s common stockholders per share—basic and diluted	$(0.00)	$(0.00)

6.	Stockholders’ Equity

Common Stock

On June 7, 2011, the Company authorized 25,000,000 shares of common stock at par value of $0.0001. The holders of common stock are entitled to one vote per share. As of March 31, 2015 and December 31, 2014, shares issued and outstanding are 14,383,000.

Royal Bakery Holdings, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015

6.	Stockholders’ Equity (continued)

During the period from June 7, 2011 (inception) to December 31, 2011, the Company sold 10,000,000 shares at $0.01 per share, for total cash proceeds of $100,000. Of this amount, 3,350,000 shares were sold to the Company's directors, and the remaining 6,650,000 shares were sold to other shareholders that were non-affiliated inventors.

During the year ended December 31, 2012, the Company sold 2,916,667 shares at $0.012 per share, 775,000 shares at $0.02 per share, 120,000 shares at $0.04 per share, and 28,667 shares at $0.60 per share, for total cash proceeds of $72,500. Of these 3,840,334 shares, 1,252,083 shares were sold to the Company's directors, and the remaining 2,588,251 shares were sold to non-affiliated investors.

During the year ended December 31, 2013, the Company sold 542,666 shares at $0.60 per share, for total cash proceeds of $325,600. These 542,666 shares were sold to the shareholders that were non-affiliated investors.

7.	Related Party Transactions

The Company incurred $3,840 and $0 for food product purchases, respectively to Wide J2 International for the three months ended March 31, 2015 and 2014, respectively. Wide J2 International is 100% owned by 7 individual shareholders of the Company (40% owned by Yam Ming Chong, 35% owned by Yue Kwan Chong, and 5% each owned by 5 other individual shareholders of the Company).

Tax service was provided by an accounting firm of which the firm’s owner is a shareholder in Egg Tart Café. Tax service fees amounted to $0 for the three months ended March 31, 2015 and 2014. At March 31, 2015 and December 31, 2014, accounts payable and accrued expenses include $2,365 and $495 respectively, due to this firm.

The Company purchased $40,635 and $20,786 of food products from a food production wholesaler (“Majestic Production”) which is owned by Egg Tart Cafe for the three months ended March 31, 2015 and 2014, respectively, and has a receivable of $521 and $4,625 as of March 31, 2015 and December 31, 2014, respectively. Also, the Company sub-leases the office from Majestic Production and incurred $1,500 and $9,000 lease expense during the three months ended March 31, 2015 and 2014, respectively (see note 4).

The Company has sales of $12,235 and $13,040 for the three months ended March 31, 2015 and 2014, respectively to Aw2gether LLC, which is majority-owned by Nikki Ma, one of our Directors, our Secretary and our COO. The Company additionally has a receivable balance of $5,210 and $357 at March 31, 2015 and December 31, 2014, respectively.

The Company has sales of $28,156 and $20,338 for the three months ended March 31, 2015 and 2014, respectively and receivables of $19,361 and $74,389 as of March 31, 2015 and December 31, 2014, respectively from OVO Café Inc., which is 9.4% owned by Winnie Sze Wing Cheung, one of our directors and our Chief Financial Officer, 9.4% by Tommy Cheung, one of our directors and our Chief Executive Officer, and 18.8% owned by Yam Ming Chong and Yue Kwan Chong, two individual major shareholders of the Company.

Royal Bakery Holdings, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015

8.	Income Taxes

The Company’s deferred tax assets consist of the following at:

	March 31
	2015	2014
Deferred income tax assets:
Net operating loss carryforward	$171,264	$109,778
Valuation allowance	$(171,264)	$(109,778)
Deferred income tax assets	$0	$0

As of March 31, 2015 and December 31, 2014, the Company had a net operating loss carryforward of $428,160 and $395,290 respectively, which is available to offset future taxable income through 2034. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon historical net losses and the Company being in the developing stage, management believes that it is not more likely than not that the deferred tax assets will be realized and has provided a valuation allowance of 100% of the deferred tax assets.

A reconciliation of the statutory Federal tax rate to the effective tax rate is as follows:

	For the three months ended March 31,
	2015	2014
Statutory Federal tax rate	(34%)	(34%)
State income taxes (net of Federal benefit)	(6%)	(6%)
Effect of valuation allowance	40%	40%
Effective tax rate	0%	0%

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

Royal Bakery Holdings, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015

9.	Franchise Agreement with Egg Tart Café (continued)

Prior to opening, the Company provided Egg Tart Café a defined territory, which includes North and South America. The training period is up to 15 hours. Egg Tart Café received a loaned copy of the Company’s Confidential Policy Manual, and samples of advertising and marketing materials.

The agreement was amended to indicate that, due to delays in Egg Tart Café signing up its sub-franchisees, the sub-franchise fee will consist of $10,000 due upon signing the agreement and remainder as Egg Tart Café signs up additional sub-franchisees to open the cafes under brand named OVO Cafés. In September 2013, this agreement was further amended to indicate that upon payment of the $10,000 made in January 2013, Egg Tart Café will pay the greater of $10,000 or $10,000 per franchisees established by Egg Tart Café by the end of each year, until the remaining $40,000 sub-franchise fee is paid off. Egg Tart Café paid another $10,000 sub-franchise fee to the Company in December 2013 and April 2015.

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

The Company has one sub-franchisor Egg Tart Café accounting for 100% of the franchise revenues and royalty revenues for the three months ended March 31, 2015 and this sub-franchisor accounted for $33,234 representing 55% of accounts receivable as of March 31, 2015. This sub-franchisor is a related party of the Company (see Note 7).

The company purchased $40,635 and $20,786 accounting for 95% and 65% of food and beverage products and packaging supplies from a food production wholesaler, Majestic Productions, for the three months ended March 31, 2015 and 2014, respectively. Majestic Productions is a related party of the Company (see Note 7).

The Company purchased $3,840 and $0 accounting for 9% and 0% of its food, beverage and packaging supplies from Wide J2 International, Ltd. for the three months ended March 31, 2015 and 2014, respectively (see Note 7).

The Company sold $12,235 and $13,040 to a food truck, Aw2gether (“Aw2gether”) DBA Hongry Kong, accounting for 27% and 39% of wholesale revenue for the three months ended March 31, 2015 and 2014, respectively, and Aw2gether accounted for 9% and 10% of accounts receivable as of March 31, 2015 and December 31, 2014, respectively. Aw2gether is related party of the Company (see Note 7).

The Company sold $28,156 and $20,338 to Ovo Café, Inc. accounting for 61% and 60% of the wholesale revenue, for the three months ended March 31, 2015 and 2014, respectively. Ovo Café, Inc. also accounted for $19,361 and $82,221 representing 32% and 71% of accounts receivable at March 31, 2015 and December 31, 2014, respectively (see Note 7).

Royal Bakery Holdings, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015

11.	Subsequent Events

The Company evaluated subsequent events, which are events or transactions that occurred after March 31, 2015 through the date of the issuance of the accompanying consolidated financial statements.

On April 6, 2015, the Company entered into an agreement to sell the trademark and brand name Ovo Café for $2,500.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This quarterly report form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended that involve risks and uncertainties. All statements other than statements relating to historical matters including statements to the effect that we “believe”, “expect”, “anticipate”, “plan”, “target”, “intend” and similar expressions should be considered forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements as result of a number of important factors, including factors discussed in this section and elsewhere in this quarterly report on Form 10-Q, and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as the date hereof. We assume no obligation to update these forward-looking statements to reflect revents or circumstance that arise after the date hereof.

As used in this quarterly report: (i) the terms “we”, “us”, “our”, “Royal Bakery” and the “Company” mean Royal Bakery Holdings, Inc and its wholly owned subsidiary unless the context otherwise requires: (ii) “SEC” refers to the Securities and Exchange Commission: (iii) “Securities Act” refers to the Securities Act of 1933, as amended: (iv) “Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to the United States dollars unless otherwise indicated.

The following should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended March 31, 2015 included in this quarterly report, as well as our consolidated financial statements for the year ended December 31, 2014 included in our Annual Report Form 10-K.

OVERVIEW

Royal Bakery Holdings, Inc. was incorporated in the State of Delaware on June 7, 2011. Royal Bakery is currently located in Belmont, California, and is a holding company with its core business as a bakery and bistro and is also a franchisor.

Royal Bakery Holdings, Inc. has a wholly-owned subsidiary, Royal Bakery Sourcing and Trading Corp. (“RBSTC”), which was incorporated on August 20, 2013 under the laws of the State of California. RBSTC is an operating arm to purchase the bakery and bistro products from suppliers and resell the bakery and bistro products to the food retailers and franchisees. Currently, the principal supplier is Majestic Production of Peninsula, LLC (“Majestic Production”), a central kitchen and which is 100% owned by Egg Tart Café United Holdings, LLC (“Egg Tart Café”) with whom Royal Bakery has a sub-franchisor agreement, and which beneficially owns about 18% of our common stock.

Going Concern

During the three months ended March 31, 2015, the Company has total revenues amounting to $46,337, with gross profit of $3,483, and has incurred recurring losses from operations. Increasing profits are not anticipated until we complete the 12-month plan of operation, as described in the Form 10-K, and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the policies below as critical to our business operations and to the understanding of our financial results:

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

Principles of Consolidation

The books and records of the parent company Royal Bakery Holdings, Inc. have been consolidated with the records of the wholly-owned subsidiary, Royal Bakery Sourcing and Trading Corp. as of March 31, 2015 and 2014 respectively and at December 31, 2014. All of the inter-company transactions have been eliminated, upon consolidation.

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

Revenue Recognition

Income from the franchisees includes initial fees, continuing fees and renewal fees. The Company recognizes initial fees received from a franchisee as revenue when the Company has performed substantially all initial services required by the franchise agreement, which is generally upon the opening of a restaurant. The Company recognizes continuing fees based upon a percentage of franchisee sales. The Company recognizes renewal fees when a renewal agreement with a franchisee becomes effective. Revenue from product sales is recognized when the food, beverage products, and packaging supplies are sold.

Inventory

Inventories consist of finished goods (packaging supplies) and are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. There was no provision recorded for the three months ended March 31, 2015 or year ended December 31, 2014. Shipping costs are included in the cost of products purchased.

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

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this filing consists of creating a new brand and assisting our sub-franchisor to market our restaurant, cafes, kiosk and food trucks franchise operations and reselling bakery and food products to wholesalers and retailers. We are planning to get into online catering businesses without extra overheads since we have contracted the central kitchen in Belmont, California.

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

On a timing level, we anticipate that we will take the following actions over the following periods:

●	In the 90 days from March 31, 2015, we will work with Egg Tart Café to create a brand to develop our franchise operation strategy. We expect to develop a smaller operation then a full services restaurant, such as a deli and café type of food business. We are going to hire a web developing company to help us to develop an online catering operation.

●	In the 180 days, we shall establish another brand for our café operation, and review the performance of the online catering business. We are planning to hire a marketing company to help us to set marketing strategies to promote our new brand and online catering services.

●	In the 270 days, management hopes to evaluate the result of our planning operation and assist Egg Tart Café to fine tune this business model, particularly the online catering operation and if it appears that the production capacity at Majestic Production’s central kitchen is insufficient to meet our projected demand, we plan to assist Egg Tart Café to expend the establishment of another central kitchen in the San Francisco Bay Area, at their own expense.

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

Results of Operations

Three-Month Periods Ended March 31, 2015 and 2014

We recorded revenues of $46,337 for the three months ended March 31, 2015. The revenues are derived from wholesale revenues of $45,935, and royalty revenues of 402. At March 31, 2014, we recorded revenue of $84,705 which were derived from wholesale revenue of $33,377, recognition of the deferred franchise fee of $50,000 resulting from the franchisee being operational and royalty revenue of $1,328.

For the three months ending March 31, 2015, we incurred total expenses of $36,525, consisting of $34,429 of legal and Professional services, and $2,096 of General and Administrative expenses. By comparison, for the three months ending March 31, 2014, we incurred total expenses of $106,697 consisting of $68,665 of legal and Professional services in connection with registering the company as a public company, and $38,032 of General and Administrative expenses in connection with establishing the franchise and branding structures.

Liquidity and Capital Resources

Our cash balance at March 31, 2015 was $38,756, our total current assets were $118,896 and our total current liabilities were $51,456 resulting in working capital of $69,940. Total expenditures over the next 12 months are expected to be approximately $230,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

Subsequent Events

On April 6, 2015, the company entered into an agreement to sell the trademark and brand name Ovo Café for $2,500.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of March 31, 2015.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.:

Number	Description

3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

 _____________

(1) Incorporated by reference to the Registrant’s Form S-1 (File No. 333-193143), filed with the Commission on December 31, 2013.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL BAKERY HOLDINGS, INC.
(Name of Registrant)

Date: May 20, 2015	By:	/s/ Tommy Cheung
Name: Tommy Cheung
Title: Chairman and Chief Executive Officer (principal executive officer)

Date: May 20, 2015	By:	/s/ Winnie Sze Wing Cheung
Name: Winnie Sze Wing Cheung
Title: Chief Financial Officer (principal accounting officer and principal financial officer)

EXHIBIT INDEX

Number	Description

3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

 _____________

(1) Incorporated by reference to the Registrant’s Form S-1 (File No. 333-193143), filed with the Commission on December 31, 2013.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

