Form 10-Q
period 2015-06-30
Royal Bakery Holdings, Inc.
filed 2015-08-18
CIK 1594485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File No. 333-193143

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

As of August 12, 2015, there were 14,383,000 shares of common stock, $0.0001 par value per share, outstanding.

ROYAL BAKERY HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Royal Bakery Holdings, Inc., a Delaware corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: our ability to develop our planned food products business, the possibility that despite developing our food products that we, nonetheless, do not garner any customers, the Company’s need for and ability to obtain additional financing, the exercise of the approximately 32.0% control the Company’s two officers and directors collectively hold of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS.

Royal Bakery Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)

ASSETS

Current Assets
Cash	$23,617	$5,780
Accounts Receivable - Related Parties	31,600	116,036
Accounts Receivable - Others	19,205	-
Inventory	21,601	17,616
Total Current Assets	96,023	139,432

Other Assets
Intangible Asset, net	-	2,570
Total Other Assets	-	2,570

Total Assets	$96,023	$142,002

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses - Related Parties	$16,556	$29,215
Accounts Payable and Accrued Expenses - Others	25,245	9,977
Total Current Liabilities	41,801	39,192

Total Liabilities	41,801	39,192

Commitments and Contingencies	-	-

Stockholders' Equity
Common Stock, authorized 25,000,000 shares, par value $0.0001, 14,383,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1,438	1,438
Additional paid-in-capital	496,662	496,662
Accumulated deficit	(443,878)	(395,290)
Total Stockholders' Equity	54,222	102,810

Total Liabilities and Stockholders' Equity	$96,023	$142,002

The accompanying notes are an integral part of the consolidated financial statements.

Royal Bakery Holdings, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Wholesale Revenues, Related Parties	$27,011	$77,899	$39,344	$111,276
Wholesale Revenues, Others	24,303	-	57,905	-
Franchise Revenues, Related Party	-	-	-	50,000
Royalty Revenues, Related Party	-	2,283	402	3,611
Total Revenues	51,314	80,182	97,651	164,887

Costs of Wholesale Revenues	(46,677)	(71,650)	(89,531)	(103,609)
Gross Profit	4,637	8,532	8,120	61,278

Operating Expenses
Legal and Professional	17,742	40,152	52,171	108,817
Rents	1,500	6,000	3,000	15,000
General and Administrative	1,113	23,221	1,709	52,253
Total Operating Expenses	20,355	69,373	56,880	176,070

Operating Loss	(15,718)	(60,841)	(48,760)	(114,792)

Interest Income, Related Party	-	-	172	-

Net Loss	$(15,718)	$(60,841)	$(48,588)	$(114,792)

Net Loss per share -
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	14,383,000	14,383,000	14,383,000	14,383,000

The accompanying notes are an integral part of the consolidated financial statements.

Royal Bakery Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014

Cash Flows from Operating Activities
Net loss	$(48,588)	$(114,792)
Adjustments to reconcile net loss to net cash flows from operating activities:
Amortization	70	646
Changes in Assets and Liabilities:
Accounts receivable - related parties	84,436	(78,395)
Accounts receivable - others	(19,205)	-
Inventory	(3,985)	(29,344)
Accounts payable and accrued expenses - related parties	(12,659)	-
Accounts payable and accrued expenses - others	15,268	10,045
Unearned revenue - related parties	-	(20,000)
Net cash provided by (used in) operating activities	15,337	(231,840)

Cash Flows from Investing Activities
Payments for intangible asset	-	(7,750)
Proceeds from sale of intangible asset	2,500	-
Net cash provided by (used in) investing activities	2,500	(7,750)

Cash Flows from Financing Activities
Net cash provided by financing activities	-	-

Net increase/(decrease) in cash	17,837	(239,590)

Cash, at beginning of period	5,780	334,362
Cash, at end of period	$23,617	$94,772

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Royal Bakery Holdings, Inc. and Subsidiary

Consoldiated Statement of Changes in Stockholders' Equity

For the Period From January 1, 2014 to June 30, 2015

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance as of January 1, 2014	14,383,000	$1,438	$496,662	$(220,493)	$277,607

Net loss for the year ended December 31, 2014	-	-	-	(174,797)	(174,797)

Balance as of December 31, 2014	14,383,000	1,438	496,662	(395,290)	102,810

Net loss for the six months ended June 30, 2015	-	-	-	(48,588)	(48,588)

Balance as of June 30, 2015 (unaudited)	14,383,000	$1,438	$496,662	$(443,878)	$54,222

The accompanying notes are an integral part of the consolidated financial statements.

Royal Bakery Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

1.	Nature of Operations and Going Concern

Royal Bakery Holdings, Inc. (“Royal Bakery”, or “Company”) was incorporated in the State of Delaware on June 7, 2011. Royal Bakery is currently located in Belmont, California, and is a holding company with its core business as a bakery and bistro franchisor.

Royal Bakery Holdings, Inc. has a wholly-owned subsidiary, Royal Bakery Sourcing and Trading Corp. (“RBSTC”), which was incorporated on August 20, 2013 under the laws of the State of California. RBSTC is an operating arm to purchase the bakery and bistro products from suppliers and resell the bakery and bistro products to the food retailers located in California. Currently, the principal supplier is Majestic Production of Peninsula, LLC (“Majestic Production”), the operator of Royal Bakery’s acting central kitchen and which is 100% owned by Egg Tart Café United Holdings, LLC (“Egg Tart Café”) with whom Royal Bakery has a franchise agreement to operate Ovo Cafes, and which beneficially owns about 18% of our common stock. On April 6, 2015, the Company sold the Ovo Cafe brand.

The Company is planning on developing another theme-styled restaurant business and to sell Franchises. The Company also plans to raise additional capital through the equity markets to support the development of the theme-styled restaurant.

The Company's activities are subject to significant risks and uncertainties, including failing to secure additional funding to develop the theme-styled restaurant.

Going Concern

As indicated in the accompanying consolidated financial statements, the Company incurred a net loss of $48,588 for the six months ended June 30, 2015 and has an accumulated deficit of $443,878 at June 30, 2015. Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its franchise business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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

Royal Bakery Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

2.	Summary of Significant Accounting Policies (continued)

Unaudited interim financial information

The accompanying interim consolidated financial statements and related notes of the Company for the three months and six months ended June 30, 2015 and 2014, and as of June 30, 2015 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of operations and cash flows of the Company for the three months and six months ended June 30, 2015 and 2014, and the financial position of the Company as of June 30, 2015. The results for the three month and six month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015, or any other future year or interim period. Reference is made to the consolidated financial statements of the Company in its annual report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on April 15, 2015.

Principles of Consolidation

The books and records of the parent company Royal Bakery Holdings, Inc. have been consolidated with the records of the wholly-owned subsidiary, Royal Bakery Sourcing and Trading Corp. as of June 30, 2015 and December 31, 2014. All of the inter-company transactions have been eliminated, upon consolidation.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2015 and December 31, 2014.

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

The Company has not recorded an allowance for doubtful accounts as of June 30, 2015 and December 31, 2014 as all amounts are deemed collectible.

Royal Bakery Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

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

Inventory

Inventories consist of finished goods (packaging supplies) and are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management’s analysis of inventory levels and future sales forecasts.  There was no provision recorded for the six months ended June 30, 2015 or year ended December 31, 2014.

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

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

2.	Summary of Significant Accounting Policies (continued)

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with the “Accounting for Income Taxes” Topic of the FASB ASC 740. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax basis of assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured by applying enacted tax rates and laws and are released in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2015 and December 31, 2014, the Company had no recognized tax benefits.

The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits in interest expense and operating expenses respectively. The Company has not recorded any interest and penalties since its inception.

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (ASU 2014-10). ASU 2014-10 removes all incremental financial reporting requirements regarding development-stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, ASU 2014-10 adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned operations could provide information about risks and uncertainties related to the company’s current activities. ASU 2014-10 also removes an exception provided to development-stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity. The Company adopted the provisions of Topic 915 as of June 30, 2015. Topic 915 had no effect on the amounts reported in the consolidated financial statements. The revisions to Consolidation (Topic 810) are effective the first quarter of the Company’s year ending December 31, 2016. Early adoption is permitted. We have not determined the potential effects on the consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" (ASU 2015-11). ASU 2015-11 requires inventory measured using the First-in, First-out ("FIFO") or average cost methods to measure inventory at the lower of cost and net realizable value. Net realizable value being the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date will be the first quarter of the Company's year ending December 31, 2017. We have not determined the potential effect on the consolidated financial statements.

There are several other new accounting pronouncements issued or proposed by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

Royal Bakery Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

3.	Intangible Asset

Intangible asset consists of fees of $19,371 paid to an unrelated company to design and develop the Company’s franchisee branding asset. It is amortized on the straight-line method for 10 years. The Company began to amortize this asset from March 2014.  The accumulated amortization was $1,684 as of April 6, 2015 (date of sale) and $1,614 as of December 31, 2014. An impairment expense of $15,187 was recorded as of December 31, 2014.

Amortization expense for the six months ended June 30, 2015 and 2014 was $70 and $646, respectively.

On April 6, 2015, the Company entered into an agreement to sell the trademark and brand name Ovo Café for $2,500.

4.	Commitments

The Company currently sub-leases from a related company its office in Belmont, CA. From April 1, 2013 to February 28, 2014, the monthly rental rate was $3,500. From March 1, 2014 through September 30, 2014, the monthly rate was $2,000. From October 1, 2014, the monthly rental rate was changed from $2,000 to $500. The Company had $3,000 and $15,000 of lease expense during the six month ended June 30, 2015 and 2014, respectively.

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

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same. Furthermore, as of June 30, 2015 and 2014, there were no diluted shares outstanding.

	For the six months ended June 30,
	2015 (Unaudited)	2014 (Unaudited)
Numerator:
Net loss	$(48,588)	$(114,792)
Denominator:
Weighted average common shares	14,383,000	14,383,000
Net loss attributable to the Company's common stockholders per share - basic and diluted	$(0.00)	$(0.01)

Royal Bakery Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

6.	Stockholders’ Equity

Common Stock

On June 7, 2011, the Company authorized 25,000,000 shares of common stock at par value of $0.0001. The holders of common stock are entitled to one vote per share. As of June 30, 2015 and December 31, 2014, shares issued and outstanding are 14,383,000.

7.	Related Party Transactions

The Company incurred $7,054 and $31,915 for food product purchases, respectively to Wide J2 International for the six months ended June 30, 2015 and 2014. Wide J2 International is 100% owned by 7 individual shareholders of the Company (40% owned by Yam Ming Chong, 35% owned by Yue Kwan Chong, and 5% each owned by 5 other individual shareholders of the Company).

Tax service was provided by an accounting firm of which the firm's owner is a shareholder in Egg Tart Cafe. Tax service fees amounted to $0 for the six months ended June 30, 2015 and 2014. At June 30, 2015 and December 31, 2014, accounts payable and accrued expenses-related parties included $2,365 due to this firm.

The Company purchased $86,463 and $88,396 of food products from a food production wholesaler (“Majestic Production”) which is owned by Egg Tart Cafe for the six months ended June 30, 2015 and 2014, respectively, and $14,191 and $25,112 are included in accounts payable and accrued expenses-related parties as of June 30, 2015 and December 31, 2014, respectively. Also, the Company sub-leases the office from Majestic Production and incurred $3,000 and $15,000 lease expense during the six months ended June 30, 2015 and 2014, respectively (see note 4).

The Company has sales of $37,186 and $29,358 for the six months ended June 30, 2015 and 2014, respectively to Aw2gether LLC, which is majority-owned by Nikki Ma, one of our Directors, our Secretary and our COO. The Company additionally has a receivable balance of $9,340 and $357 at June 30, 2015 and December 31, 2014, respectively.

The Company had sales of $81,918 and a receivable of $82,221 from Ovo Cafe, Inc. for the six months ended June 30, 2014 and as of December 31, 2014, respectively. Ovo Cafe, Inc. was owned 9.4% by Winnie Sze Wing Cheung, one of our directors and shareholders and our Chief Financial Officer, 9.4% by Tommy Cheung, one of our directors and shareholders and our Chief Executive Officer, and 18.8% by Yam Ming Chong and Yue Kwan Chong, two major shareholders of the Company. Ovo Cafe, Inc. ceased to be a related party of the Company in January 2015 as these individuals sold their interest in Ovo Cafe, Inc.

The Company had sales of $2,158 and $0 to Majestic Production for the six months ended June 30, 2015 and 2014, respectively. Included in accounts receivable at June 30, 2015 and December 31, 2014, was $2,260 and $626, respectively.

The Company has franchise revenues of $50,000 for the six months ended June 30, 2014, and royalty revenues of $402 and $3,611 for the six months ended June 30, 2015 and 2014, respectively from Egg Tart Cafe. Included in accounts receivable at June 30, 2015 and December 31, 2014, was $20,000 and $32,832, respectively. Egg Tart Cafe owns about 18% of the Company's common stock.

8.	Income Taxes

The Company’s deferred tax assets consist of the following at:

	June 30,	December 31,
	2015	2014
	(unaudited)
Deferred income tax assets:
Net operating loss carryforward	$177,551	$156,172
Valuation allowance	(177,551)	(156,172)
Deferred income tax assets	$0	$0

Royal Bakery Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

8.	Income Taxes (continued)

As of December 31, 2014, the Company had a net operating loss carryforward of $395,290, which is available to offset future taxable income through 2034. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon historical net losses and the Company being in the developing stage, management believes that it is not more likely than not that the deferred tax assets will be realized and has provided a valuation allowance of 100% of the deferred tax assets. The valuation allowance increased by $21,379 and $67,975 in the six months ended June 30, 2015, and the year-ended December 31, 2014, respectively.

A reconciliation of the statutory Federal tax rate to the effective tax rate is as follows:

	For the six months ended June 30,
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

Royal Bakery Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

9.	Franchise Agreement with Egg Tart Café (continued)

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

On April 6, 2015, upon the Company's sale of the Ovo Cafe trademark and brand name, the Company no longer holds the rights to the Franchise Agreement signed by Egg Tart Cafe.

10.	Concentrations

The Company has one sub-franchisor Egg Tart Café accounting for 100% of the franchise revenues and royalty revenues for the six months ended June 30, 2015 and 2014, and this sub-franchisor accounted for $20,000 and $32,832 representing 39% and 28% of accounts receivable as of June 30, 2015 and December 31, 2014, respectively. This sub-franchisor is a related party of the Company (see Note 7).

The Company purchased $86,463 and $88,396 accounting for 92% and 66% of food and beverage products and packaging supplies from a food production wholesaler, Majestic Production, for the six months ended June 30, 2015 and 2014, respectively. Majestic Production accounts for $14,191 and $25,112, amounting to 34% and 64% of accounts payable and accrued expenses at June 30, 2015 and December 31, 2014, respectively. Majestic Production is a related party of the Company (see Note 7).

The Company purchased $7,054 and $31,915 accounting for 7% and 24% of its food, beverage and packaging supplies from Wide J2 International, Ltd. for the six months ended June 30, 2015 and 2014, respectively (see Note 7).

The Company sold $37,186 and $29,358 to a food truck, Aw2gether (“Aw2gether”) DBA Hongry Kong, accounting for 38% and 26% of wholesale revenue for the six months ended June 30, 2015 and 2014, respectively, and Aw2gether accounted for $9,340 and $357, amounting to 18% and 0% of accounts receivable as of June 30, 2015 and December 31, 2014, respectively. Aw2gether is an indirectly related party of the Company (see Note 7).

The Company sold $49,270 and $81,918 to Ovo Cafe, Inc. accounting for 50% and 74% of wholesale revenues for the six months ended June 30, 2015 and 2014, respectively. Ovo Cafe, Inc. accounted for $18,895 and $82,221 representing 37% and 71% of accounts receivable at June 30, 2015 and December 31, 2014, respectively. Ovo Cafe, Inc. was a related party until January 2015 at which time shareholders of the Company divested themselves of their interests in Ovo Cafe, Inc.

11.	Subsequent Events

The Company evaluated subsequent events, which are events or transactions that occurred after June 30, 2015 through the date of the issuance of the accompanying consolidated financial statements.

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

As used in this quarterly report: (i) the terms “we”, “us”, “our”, “Royal Bakery” and the “Company” mean Royal Bakery Holdings, Inc and its wholly owned subsidiary unless the context otherwise requires; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

The following should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three and six months ended June 30, 2015 and 2014 included in this quarterly report, as well as our consolidated financial statements for the year ended December 31, 2014 included in our Annual Report Form 10-K.

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

The company is planning on developing another theme styled restaurant business and to sell Franchises. The company also plans to raise additional capital through the equity markets to support the development of the theme-styled restaurant.

The company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to develop the theme-styled restaurant.

Going Concern

During the six months ended June 30, 2015, the Company incurred a net loss of $48,588 and the Company has an accumulated deficit of $443,878 at June 30, 2015. Increasing profits are not anticipated until we complete the 12-month plan of operation, as described in the Form 10-K, and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The books and records of the parent company Royal Bakery Holdings, Inc. have been consolidated with the records of the wholly-owned subsidiary, Royal Bakery Sourcing and Trading Corp. as of June 30, 2015 and December 31, 2014. All of the inter-company transactions have been eliminated, upon consolidation.

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

Inventory

Inventories consist of finished goods (packaging supplies) and are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. There was no provision recorded for the six months ended June 30, 2015 or year ended December 31, 2014. Shipping costs are included in the cost of products purchased.

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

PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this filing consists of creating a new brand and subsequent to the signing of any Sub-Franchisor agreements assisting our sub-franchisor to market our restaurant, cafes, kiosk and food trucks franchise operations and reselling bakery and food products to wholesalers and retailers. We are planning to get into online catering businesses without extra overheads since we have contracted Majestic Production, a central kitchen in Belmont, California.

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

On a timing level, we anticipate that we will take the following actions over the following periods:

●	At this moment, we are developing a modern Hong Kong street food and Vietnam Cuisine crossover, such as Pho with wanton and Banh mi with Chinese fish paste. This project is still at its early development stage. We are working with Egg Tart Café to create a brand for this project. This will be a smaller operation then what we have done with Ovo Café. We are still looking for a web development company to help us to develop an online catering operation selling our new product.

●	In the next 90 days, we intend to establish another brand for our café operation, and review the performance of the online catering business. We are planning to hire a marketing company to help us to set marketing strategies to promote our new brand and online catering services.

●	In the next 180 days, management hopes to evaluate the result of our planning operation and assist Egg Tart Café to fine tune this business model, particularly the online catering operation and if it appears that the production capacity at Majestic Production’s central kitchen is insufficient to meet our projected demand, we plan to assist Egg Tart Café to expand the establishment of another central kitchen in the San Francisco Bay Area, at their own expense.

Our future is dependent upon our ability to obtain further financing, a successful marketing and promotion program, and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There are no assurances that we will be able to obtain further funds required for our continued operations. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

Results of Operations

Three- and Six-Month Periods Ended June 30, 2015 and 2014

We recorded revenues of $51,314 for the three months ended June 30, 2015, derived entirely from wholesale revenue. Total cost of sales was $46,677, and gross profit was $4,637. For the three months ended June 30, 2014, we generated $80,182 in total revenues derived from $77,899 in wholesale revenues and $2,283 in revenues from royalties. Our cost of sales was $71,650 resulting a gross profit of $8,532.

For the six months ended June 30, 2015, we recorded revenues of $97,651, of which $97,249 was derived from wholesale revenue, and $402 of which was derived from royalties. For the six months ended June 30, 2014, we generated $164,887 in total revenues derived from $111,276 in wholesale revenues, $50,000 of franchise revenues and $3,611 in revenues from royalties. Our cost of sales was $103,609 resulting in a gross profit of $61,278.

For the three months ended June 30, 2015, we incurred total expenses of $20,355, consisting of $17,742 of legal and professional services, rent of $1,500, and $1,113 of general and administrative expenses. By comparison, for the three months ended June 30, 2014, we incurred total expenses of $69,373, consisting of $40,152 of legal and professional services, rent of $6,000, and $23,221 of general and administrative expenses.

For the six months ended June 30, 2015, we incurred total expenses of $56,880, consisting of $52,171 of legal and professional services, rent of $3,000, and $1,709 of general and administrative expenses. By comparison, for the six months ended June 30, 2014, we incurred total expenses of $176,070, consisting of $108,817 of legal and professional services, rent of $15,000, and $52,253 of general and administrative expenses.

We incurred net losses of $15,718 and $60,841 for the three months ended June 30, 2015 and 2014, respectively, and $48,588 and $114,792 for the six months ended June 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

Our cash balance at June 30, 2015 was $23,617, our total current assets were $96,023, and our total current liabilities were $41,801 resulting in working capital of $54,222. Total expenditures over the next 12 months are expected to be approximately $230,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

Cash Flows

Our cash flows provided by operating activities was $15,337 for the six months ended June 30, 2015, compared to cash flows used in operating activities of $231,840 for the six months ended June 30, 2014. The cash flow used in operating activities increased for the six months ended June 30, 2015 as a result of a decrease in legal and professional fees from $108,817 for the six months ended June 30, 2014 to $52,171 for the six months ended June 30, 2015. General and administrative expenses also decreased from $52,253 for the six months ended June 30, 2014 to $1,709 for the six months ended June 30, 2015. Additionally, accounts receivable decreased by $65,231 at June 30, 2015 whereas it had increased by $78,395 at June 30, 2014. Unearned revenue also decreased by $20,000 at June 30, 2014.

Cash was provided by investing activities from the sale of the Ovo Café brand for $2,500 in the six months ended June 30, 2015. In the six months ended June 30, 2014, we used cash of $7,750 in developing the brand.

Off Balance Sheet Arrangement

We have no off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, in accordance with Exchange Act Rules 13a-15F and 15d-15F, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required. The reason we believe our disclosure controls and procedures are not effective because:

1.	There are no independent directors.

2.	There is no independent audit committee.

3.	There is no segregation of duties.

4.	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

5.	Ineffective controls over financial reporting.

Changes in internal controls.

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

Not Applicable

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

ROYAL BAKERY HOLDINGS, INC.
(Name of Registrant)

Date: August 18, 2015	By:	/s/ Tommy Cheung
Name: Tommy Cheung
Title: Chairman and Chief Executive Officer (principal executive officer)

Date: August 18, 2015	By:	/s/ Winnie Sze Wing Cheung
Name: Winnie Sze Wing Cheung
Title: Chief Financial Officer (principal accounting officer and principal financial officer)

