Form 10-K
period 2015-12-31
Royal Bakery Holdings, Inc.
filed 2016-04-14
CIK 1594485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission File No. 333-193143

ROYAL BAKERY HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	45-2509555
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

407 Old County Road

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

At June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $277,607.  At April 10, 2015, there were 14,383,000 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

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

Franchises

Our Sub-franchisee has sold its operations – its food truck and the restaurant, therefore, we decided not to further develop the Ovo Café brand. On April 6, 2015, we sold the brand to Parc Valencia LLC, a company which has bought the Ovo Café restaurant at 171 2 nd Street, San Francisco. We are working with Egg Tart Café to build another franchise operation and to explore an online catering operation.

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

On December 31, 2014, our sub-franchisee sold its food truck to JP Concepts and on January 31, 2015, sold the Ovo Café restaurant to Parc Valencia, LLC. Both buyers are not related to any of our existing directors and or shareholders.

In the 12 months ended December 31, 2015, we recorded royalty fees of $402 in connection with the food truck and restaurant.

As our sub-franchisor, Egg Tart Café is planning to sign up more sub-franchisees and assist them to open deli, restaurants and or food trucks. An emphasis on an online operation will give us the edge to win over customers to be part of the revenue stream for the Company.

Food and Product Sales

Royal Bakery has a wholly-owned subsidiary, Royal Bakery Sourcing and Trading Corp. (“RBSTC”), which was incorporated on August 20, 2013, under the laws of the State of California. RBSTC is an operating arm to purchase the bakery and bistro products from the suppliers and resell the bakery and bistro products to food retailers and sub-franchisees. We buy these products primarily from Majestic Production of Peninsula LLC, (“Majestic Production”), a central food producer located in Belmont, California. Majestic Production is wholly-owned by Egg Tart Café. Majestic Production produces the food products under the direction of Egg Tart Café. Royal Bakery advises on the quality control of the products as needed to Majestic Production. On September 1, 2013, RBSTC signed an agreement with Majestic Production, which is subject to a ten-year term. Some of the terms of this agreement are non-binding, including the terms that Majestic Production is to sell us products at a 5% discount to the regular sales price at which Majestic Production sells to other third parties, and that from September 1, 2013, we are to purchase no less than $500,000 of products from Majestic Production in the first year and no less than $750,000 in the second year ended August 31, 2015 and $1,000,000 in the third year ended August 31, 2016 and thereafter. We have no obligations to fulfill these purchase targets during the first, second, and third 12-month periods and Majestic Production has no obligation to sell to us at the 5% purchase discount. As these terms are non-binding, there are no consequences to the agreement if they are not met.

We intend to sell the products to Egg Tart Café’s sub-franchisees and other food retailers. In the year ended December 31, 2015, we sold $157,062 of bakery and bistro products and shipping supplies of which $79,796 was sold to Aw2gether (d/b/a Hongrykong), a related party. In the year ended December 31, 2014, we sold $197,417 of bakery and bistro products and packaging supplies to Aw2gether LLC and Ovo Café, Inc., both related parties.  There is no written agreement governing these purchases and sales.

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

However, after our sub-franchise sold its restaurant operation we agreed to sell the brand name to the same buyer. We are no longer committed to promote Ovo Café’s franchise operation. Egg Tart Café still owns Majestic Production of Peninsula LLC (“Majestic Production”) the central producer that produces bakery and café products.  RBSTC purchases products produced at Majestic Production and resells them at a profit to food retailers, including Egg Tart Café’s sub-franchisees restaurants and food truck.

On October 3, 2012, we entered into a Sub-Franchisor Agreement for $50,000 with Egg Tart Café which grants it an exclusive right to sign up sub-franchisees using Ovo Cafés brand for their restaurants in the United States. Royal Bakery will collect $10,000 of the franchise fee from Egg Tart Café on the anniversary date of the agreement or when Egg Tart Café opens a new restaurant or signs up a sub-franchisee and opens a new restaurant.  Under the terms of an amended agreement dated April 11, 2014, Royal Bakery is entitled to (i) a monthly royalty of 30% of all royalty proceeds that Egg Tart Café receives from its sub-franchisee restaurants and (ii) one-time sub-franchisee fees ranging from $5,000 to $14,500 depending on the physical size of the sub-franchisee. These one-time sub-franchisee sign up fees are not received until they exceed the $50,000 sub-franchisor fee received from Egg Tart Café.  The agreement is for a term of ten years. We earned royalty fees totaling $402 and $8,012 for the years ended December 31, 2015 and 2014, respectively. At December 31, 2015, we recorded a direct write-off to accounts receivable related parties and bad debt expense for the remaining $20,000 due from Egg Tart Cafe.

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

	BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended December 31, 2015	$0.61	$0.61
Three Months Ended September 30, 2015	$0.61	$0.61
Three Months Ended June 30, 2015	$0.00	$0.00
Three Months Ended March 31, 2015	$0.00	$0.00
Three Months Ended December 31, 2014	$0.00	$0.00

HOLDERS

As of December 31, 2015 the Company had 14,383,000 shares of common stock issued and outstanding held by approximately 65 holders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2015.

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

RECENT ACTIVITIES

Our franchisee, Ovo Café, Inc. sold its food truck on December 31, 2014 and its restaurant at 171 Second Street, San Francisco on February 1, 2015.

The Hongrykong food truck and the Ovo Café restaurant order their food and drink products through our subsidiary Royal Bakery Sourcing and Trading, Inc. Therefore, we still placed orders to Majestic Production of Peninsula to support the food truck and Ovo Café through November 2, 2015 at which time we ceased sales activity. However, we are still working with Egg Tart Café United Holdings to identify other opportunities for food distribution.

We are considering initiating another food distribution operation to utilize our existing central kitchen. We presently plan that the prospective distribution could go through mobile units and or through online ordering services.

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

Principles of Consolidation

The books and records of the parent company Royal Bakery Holdings, Inc. have been consolidated with the records of the wholly-owned subsidiary, Royal Bakery Sourcing and Trading Corp. as of December 31, 2015 and 2014. All of the inter-company transactions have been eliminated, upon consolidation.

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

Inventory

Inventories consist of finished goods (packaging supplies) and are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. At December 31, 2015, the company wrote off $15,541 of obsolete and slow moving inventory. There was no provision recorded for the year ended December 31, 2014. Shipping costs are included in the cost of products purchased.

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

RESULTS OF OPERATIONS

For the years ended December 31, 2015 and 2014

For the year ended December 31, 2015, we generated revenues of $157,464. The revenues are derived from wholesale revenues of $157,062 and royalty revenues of $402. For the year ended December 31, 2014, we generated revenues of $255,855, and such revenues were derived from wholesale revenues of $197,843, franchise revenues of $50,000, and royalty revenues of $8,012.

For the years ended December 31, 2015 and 2014, our costs of wholesale revenues amounted to $164,606 and $189,998, respectively resulting in a gross loss of $7,142 and a gross profit of $ $65,857 for the years then ended.

For the year ended December 31, 2015, we incurred expenses of $127,792, consisting of legal and professional of $75,562, rent of $6,000, and general and administrative expenses of $46,230. For the year ended December 31, 2014, we incurred expenses of $241,121, consisting of legal and professional of $148,941, rent of $22,500, general and administrative expenses of $54,593 and impairment of intangible asset of $15,187.

We incurred net losses of $134,762 and $174,797 for the years ended December 31, 2015 and 2014, respectively.

The following table provides selected financial data about our company for the years ended December 31, 2015 and 2014.

	December 31
Balance Sheet Data	2015	2014
Cash	$15,773	$5,780
Total Assets	$18,089	$142,002
Total Liabilities	$45,351	$39,192
Shareholders’ Equity (deficiency)	$(27,262)	$102,810

GOING CONCERN

Royal Bakery Holdings Inc. is a development stage company and currently has limited operations. Our independent auditor has issued an audit opinion for Royal Bakery which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2015 was $15,773, our total current assets were $18,089 and our total current liabilities were $45,351 resulting in a working capital deficit of $27,262. Total expenditures over the next 12 months are expected to be approximately $230,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

PLAN OF OPERATION

Our plan of operations over the 12-month period consists of creating a new brand and reselling bakery and food products to wholesalers and retailers. We are planning to get into the online catering businesses since we have contracted the central kitchen in Belmont, California.

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

On a timing level, we anticipate that we will take the following actions over the following periods:

●

In the 180days from December 31, 2015, we will work with Egg Tart Café to find a brand to develop our franchise operation. We expect to develop a smaller operation then a full services restaurant, such as a deli and café type of food business. We have developed the website and will be ready for online catering operation.

●	In the 270 days, we hope we can establish another brand for our catering operation, and review the performance of this online catering business.

●	In the 360 days, management hopes to evaluate the result of our planning operation and assist Egg Tart Café to fine tune this business model, particular the online catering operation.

We plan to develop an online food delivery service and a line of grocery items. We plan to bottle our sauces, such as curry sauce, cream sauce, tomato sauce and black pepper sauce as grocery items. We believe that these products will help maintain operations. We plan to work with a mobile grocery truck operator to sell the sauces and our existing frozen food items. We currently provide food and grocery products to this mobile grocery operator and use online ordering to pre-arranged pick up locations for the customers.

We believe the above mentioned programs have the potential to help Royal Bakery to generate income to maintain operations.

Our future is dependent upon our ability to obtain further financing, the successful development of our planned Food services, a successful marketing and promotion program, and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There are no assurances that we will be able to obtain further funds required for our continued operations. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

OFF BALANCE SHEET TRANSACTIONS

We have had no off balance sheet transactions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Royal Bakery Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Royal Bakery Holdings, Inc. and Subsidiary as of December 31, 2015 and 2014, the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for each of the years in the two-year period ended December 31, 2015. Royal Bakery Holdings, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal Bakery Holdings, Inc. and Subsidiary as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred a net loss of $134,762 for the year ended December 31, 2015 and has an accumulated deficit of $530,052 at December 31, 2015, and there are uncertain conditions the Company faces relative to its ability to obtain capital, generate revenue, and generate profits and cash flows from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Cowan, Gunteski & Company, P.A.

April 14, 2016

Tinton Falls, NJ

Reply to: 730 Hope Road Tinton Falls NJ 07724 Phone: 732.676.4100 Fax: 732.676.4101

40 Bey Lea Road, Suite A101 Toms River NJ 08753 Phone: 732.349.6880 Fax: 732.349.1949

Member of CPAmerica International

Auditors of SEC Registrants Under the PCAOB

www.CowanGunteski.com

Royal Bakery Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014

ASSETS

Current Assets
Cash	$15,773	$5,780
Accounts Receivable - Related Parties	15	116,036
Inventory	2,301	17,616
Total Current Assets	18,089	139,432

Other Assets
Intangible Asset, net	-	2,570
Total Other Assets	-	2,570

Total Assets	$18,089	$142,002

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts Payable and Accrued Expenses - Related Parties	$16,316	$29,215
Accounts Payable and Accrued Expenses - Others	29,035	9,977
Total Current Liabilities	45,351	39,192

Total Liabilities	45,351	39,192

Stockholders' Equity (Deficiency)
Common Stock, authorized 25,000,000 shares, par value $0.0001, 14,383,000 shares issued and outstanding at December 31, 2015 and 2014, respectively	1,438	1,438
Additional paid-in-capital	501,352	496,662
Accumulated deficit	(530,052)	(395,290)
Total Stockholders' Equity (Deficiency)	(27,262)	102,810

Total Liabilities and Stockholders' Equity (Deficiency)	$18,089	$142,002

The accompanying notes are an integral part of the consolidated financial statements.

Royal Bakery Holdings, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2015	2014

Wholesale Revenues, Related Parties	$79,796	$197,843
Wholesale Revenues, Others	77,266	-
Franchise Revenues, Related Party	-	50,000
Royalty Revenues, Related Party	402	8,012
Total Revenues	157,464	255,855

Costs of Wholesale Revenues	(164,606)	(189,998)
Gross Profit (Loss)	(7,142)	65,857

Operating Expenses
Legal and Professional	75,562	148,841
Rents	6,000	22,500
General and Administrative	46,230	54,593
Impairment of Intangible Asset	-	15,187
Total Operating Expenses	127,792	241,121

Operating Loss	(134,934)	(175,264)

Interest Income, Related Party	172	467

Net Loss	$(134,762)	$(174,797)

Net Loss per share -
Basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	14,383,000	14,383,000

The accompanying notes are an integral part of the consolidated financial statements.

Royal Bakery Holdings, Inc. and Subsidiary

Consolidated Statement of Changes in Stockholders' Equity (Deficiency)

For the Years Ended December 31, 2015 and 2014

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficiency)

Balance as of January 1, 2014	14,383,000	$1,438	$496,662	$(220,493)	$277,607

Net loss for the year ended December 31, 2014	-	-	-	(174,797)	(174,797)

Balance as of December 31, 2014	14,383,000	1,438	496,662	(395,290)	102,810

Accounts Payable and accrued expenses-related party forgiven	-	-	2,365	-	2,365

Contributed Services	-	-	2,325	-	2,325

Net loss for the year ended December 31, 2015	-	-	-	(134,762)	(134,762)

Balance as of December 31, 2015	14,383,000	$1,438	$501,352	$(530,052)	$(27,262)

The accompanying notes are an integral part of the consolidated financial statements.

Royal Bakery Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2015	2014

Cash Flows from Operating Activities
Net loss	$(134,762)	$(174,797)
Adjustments to reconcile net loss to net cash flows from operating activities:
Amortization	70	1,614
Bad debt expense	42,235	-
Inventory write-down to fair market value	15,541	-
Impairment of intangible asset	-	15,187
Contributed services	2,325	-
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts receivable - related parties	96,021	(115,504)
(Increase) Decrease in Accounts receivable - others	(22,235)	-
(Increase) Decrease in Inventory	(226)	(17,616)
Increase (Decrease) in Accounts payable and accrued expenses - related parties	(10,534)	29,215
Increase (Decrease) in Accounts payable and accrued expenses - others	19,058	(38,931)
Increase (Decrease) in Unearned revenue - related parties	-	(20,000)
Net cash provided by (used in) operating activities	7,493	(320,832)

Cash Flows from Investing Activities
Payments for intangible asset	-	(7,750)
Proceeds from sale of intangible asset	2,500	-
Net cash provided by (used in) investing activities	2,500	(7,750)

Cash Flows from Financing Activities
Net cash provided by financing activities	-	-

Net increase (decrease) in cash	9,993	(328,582)

Cash, at beginning of year	5,780	334,362
Cash, at end of year	$15,773	$5,780

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Noncash financing activities:
Accounts payable and accrued expenses-related parties converted to additional paid-in-capital	$2,365	$-
Contributed services credited to additional paid-in-capital	$2,325	$-

The accompanying notes are an integral part of the consolidated financial statements.

Royal Bakery Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015

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

Going Concern

As indicated in the accompanying consolidated financial statements, the Company incurred a net loss of $134,762 for the year ended December 31, 2015 and has an accumulated deficit of $530,052 at December 31, 2015. Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its franchise business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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

December 31, 2015

2.	Summary of Significant Accounting Policies (continued)

Principles of Consolidation

The books and records of the parent company Royal Bakery Holdings, Inc. have been consolidated with the records of the wholly-owned subsidiary, Royal Bakery Sourcing and Trading Corp. as of December 31, 2015 and December 31, 2014. All of the inter-company transactions have been eliminated, upon consolidation.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2015 and 2014.

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

The Company has recorded an allowance for doubtful accounts on accounts receivable others in the amount of $22,235 as of December 31, 2015. The allowance represents the entire balance of accounts receivable others at December 31, 2015. No allowance for doubtful accounts was recorded as of December 31, 2014 as all amounts were deemed collectible.

At December 31, 2015, the Company recorded a direct write-off to accounts receivable related parties and bad debt expense for the remaining $20,000 due from Egg Tart Cafe. There was no allowance for doubtful accounts receivable on accounts receivable related parties as of December 31, 2014.

Royal Bakery Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015

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

Inventory

Inventories consist of finished goods (packaging supplies) and are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management’s analysis of inventory levels and future sales forecasts.  At December 31, 2015, the Company wrote-off $15,541 of obsolete and slow moving inventory. There was no provision recorded for the year ended December 31, 2014.

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

December 31, 2015

2.	Summary of Significant Accounting Policies (continued)

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with the “Accounting for Income Taxes” Topic of the FASB ASC 740. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax basis of assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured by applying enacted tax rates and laws and are released in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2015 and December 31, 2014, the Company had no recognized tax benefits.

The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits in interest expense and operating expenses respectively. The Company has not recorded any interest and penalties since its inception.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (ASU 2014-09), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and most industry-specific guidance. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in ASU 2014-09 will be applied using one of two retrospective methods. The effective date was the first quarter of the Company’s year ending December 31, 2017. In August 2015, the FASB issued ASU No. 2015-14, "Revenue From Contracts with Customers" (Topic 606), which defers the effective date of ASU No. 2014-09 by one year. As a result, the effective date will now be the first quarter of the Company's year ending December 31, 2018. We have not determined the potential effect on the consolidated financial statements.

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

Royal Bakery Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015

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

Amortization expense for the year ended December 31, 2015 and 2014 was $70 and $1,614, respectively.

On April 6, 2015, the Company entered into an agreement to sell the trademark and brand name Ovo Café for $2,500.

4.	Commitments

The Company currently sub-leases from a related company its office in Belmont, CA. From April 1, 2013 to February 28, 2014, the monthly rental rate was $3,500. From March 1, 2014 through September 30, 2014, the monthly rate was $2,000. From October 1, 2014, the monthly rental rate was changed from $2,000 to $500. The Company had $6,000 and $22,500 of lease expense during the year ended December 31, 2015 and 2014, respectively.

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

Royal Bakery Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015

5.	Loss per Common Share

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same. Furthermore, as of December 31, 2015 and 2014, there were no diluted shares outstanding.

	For the years ended December 31,
	2015	2014
Numerator:
Net loss	$(134,762)	$(174,797)
Denominator:
Weighted average common shares	14,383,000	14,383,000
Net loss attributable to the Company's common shares - basic and diluted	$(0.01)	$(0.01)

6.	Stockholders’ Equity

Common Stock

On June 7, 2011, the Company authorized 25,000,000 shares of common stock at par value of $0.0001. The holders of common stock are entitled to one vote per share. As of December 31, 2015 and December 31, 2014, shares issued and outstanding are 14,383,000.

On November 30, 2015, the Company recorded an increase to additional paid-in-capital in the amount of $2,365 upon the forgiveness of accounts payable and accrued expenses-related parties by a shareholder in Egg Tart Cafe, which were accrued at December 31, 2014.

At December 31, 2015, the Company recorded an increase to additional paid-in-capital in the amount of $2,325 for professional services fees for the year ended December 31, 2015, which were contributed by a shareholder in Egg Tart Cafe.

7.	Related Party Transactions

The Company incurred $7,054 and $32,204 for food product purchases from Wide J2 International for the year ended December 31, 2015 and 2014, respectively. Wide J2 International also provided consulting services to the Company amounting to $15,291 for the year ended December 31, 2014. No consulting services were provided for the year ended December 31, 2015. Wide J2 International is 100% owned by 7 individual shareholders of the Company (40% owned by Yam Ming Chong, 35% owned by Yue Kwan Chong, and 5% each owned by 5 other individual shareholders of the Company).

A shareholder in Egg Tart Cafe provided tax services to the Company. Tax service fees for the year ended December 31, 2015 in amount of $2,325 has been charged to additional paid-in-capital as they have been waived by this shareholder. Accounts payable and accrued expenses-related parties at December 31, 2014 included $2,365 due to this Egg Tart Cafe shareholder for prior tax services, of which $1,870 was charged to expense in the year ended December 31, 2014. On November 30, 2015, the amount payable of $2,365 was forgiven and the Company recorded an increase to additional paid-in-capital.

Royal Bakery Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015

7.	Related Party Transactions (continued)

One staff from another shareholder owned company provided accounting service for the Company. The service fees amounted to $5,200 and $6,000 for the year ended December 31, 2015 and 2014. At December 31, 2015 and 2014, accounts payable and accrued expenses-related parties included $0 and $1,500 due to this company as service fee reimbursement.

The Company purchased $142,328 and $162,328 of food products from a food production wholesaler (“Majestic Production”) which is owned by Egg Tart Cafe for the year ended December 31, 2015 and 2014, respectively. Also, the Company sub-leases the office from Majestic Production and incurred $6,000 and $22,500 in lease expense during the year ended December 31, 2015 and 2014, respectively (see note 4). $16,316 and $25,112 are included in accounts payable and accrued expenses-related parties as of December 31, 2015 and 2014, respectively.

The Company has sales of $77,479 and $49,413 for the year ended December 31, 2015 and 2014, respectively to Aw2gether LLC, which is majority-owned by Nikki Ma, one of our Directors, our Secretary and our COO. The Company additionally has a receivable balance of $0 and $357 at December 31, 2015 and 2014, respectively.

The Company had sales of $148,004 and a receivable of $74,389 for the year ended December 31, 2014 and as of December 31, 2014, respectively from Ovo Cafe, Inc.. Ovo Cafe, Inc. was owned 9.4% by Winnie Sze Wing Cheung, one of our directors and shareholders and our Chief Financial Officer, 9.4% by Tommy Cheung, one of our directors and shareholders and our Chief Executive Officer, and 18.8% by Yam Ming Chong and Yue Kwan Chong, two major shareholders of the Company. Ovo Cafe, Inc. ceased to be a related party of the Company in January 2015 as these individuals sold their interest in Ovo Cafe, Inc.

The Company had sales of $2,317 and $423 to Majestic Production for the year ended December 31, 2015 and 2014, respectively. Included in accounts receivable at December 31, 2015 and 2014, was $0 and $626, respectively.

The Company has franchise revenues of $50,000 for the year ended December 31, 2014, and royalty revenues of $402 and $8,012 for the year ended December 31, 2015 and 2014, respectively from Egg Tart Cafe. Through December 31, 2015, Egg Tart Cafe has paid $30,000 of the $50,000 franchise fee. At December 31, 2015, the remaining $20,000 of accounts receivable has been written-off to bad debt expense as it will not be received. Included in accounts receivable at December 31, 2014 was $32,832. Egg Tart Cafe owns about 18% of the Company's common stock.

As of December 31, 2015, the Company has a receivable balance of $15 from a related affiliate.

8.	Income Taxes

The Company’s deferred tax assets consist of the following at:

	December 31,	December 31,
	2015	2014
Deferred income tax assets:
Net operating loss carryforward	$210,592	$156,172
Valuation allowance	(210,592)	(156,172)
Deferred income tax assets	$0	$0

As of December 31, 2015, the Company had a net operating loss carry forward of $526,481, which is available to offset future taxable income through 2035. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon historical net losses and the Company being in the development stage, management believes that it is not more likely than not that the deferred tax assets will be realized and has provided a valuation allowance of 100% of the deferred tax assets. The valuation allowance increased by $54,420 and $67,975 in the year-ended December 31, 2015 and 2014, respectively.

Royal Bakery Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015

8.	Income Taxes (continued)

A reconciliation of the statutory Federal tax rate to the effective tax rate is as follows:

	For the year ended December 31,
	2015	2014
Statutory Federal tax rate	(34%)	(34%)
State income taxes (net of Federal benefit)	(6%)	(6%)
Effect of valuation allowance	40%	40%
Effective tax rate	0%	0%

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

The Company had a franchise agreement with Egg Tart Café, a shareholder of Royal Bakery that has an 18% interest in the Company and is classified as a related party, for the development of Hong Kong style cafes under brand named Ovo Café. The agreement is for 10 years and is renewable by Egg Tart Café. The agreement, which was dated October 3, 2012, called for a non-refundable sub-franchise fee of $50,000 to be paid to the Company upon signing the sub-franchise agreement. All initial expenditures to begin operations are the responsibilities of Egg Tart Café.

Prior to opening, the Company provided Egg Tart Café a defined territory, which includes North and South America. The training period is up to 15 hours. Egg Tart Café received a loaned copy of the Company’s Confidential Policy Manual, and samples of advertising and marketing materials.

The agreement was amended to indicate that, due to delays in Egg Tart Café signing up its sub-franchisees, the sub-franchise fee will consist of $10,000 due upon signing the agreement and remainder as Egg Tart Café signs up additional sub-franchisees to open the cafes under brand named Ovo Cafés. In September 2013, this agreement was further amended to indicate that upon payment of the $10,000 made in January 2013, Egg Tart Café will pay the greater of $10,000 or $10,000 per franchisees established by Egg Tart Café by the end of each year, until the remaining $40,000 sub-franchise fee is paid off. Egg Tart Café paid another $10,000 sub-franchise fee to the Company in December 2013 and April 2015. The remaining balance of $20,000 was written-off to bad debt expense at December 31, 2015 as it will not be received.

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

Royal Bakery Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015

9.	Franchise Agreement with Egg Tart Café (continued)

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

The Company had one sub-franchisor Egg Tart Café accounting for 100% of the franchise revenues and royalty revenues for the year ended December 31, 2015 and 2014, and this sub-franchisor accounted for $0 and $32,832 representing 0% and 28% of accounts receivable as of December 31, 2015 and 2014, respectively. This former sub-franchisor is a related party of the Company (see Note 7).

The Company purchased $142,328 and $162,328 accounting for 95% and 79% of food and beverage products and packaging supplies from a food production wholesaler, Majestic Production, for the year ended December 31, 2015 and 2014, respectively. Majestic Production accounts for $16,316 and $25,112, amounting to 54% and 64% of accounts payable and accrued expenses at December 31, 2015 and December 31, 2014, respectively. Majestic Production is a related party of the Company (see Note 7).

The Company purchased $7,054 and $32,204 accounting for 5% and 16% of its food, beverage and packaging supplies from Wide J2 International, Ltd. for the year ended December 31, 2015 and 2014, respectively (see Note 7).

The Company sold $77,479 and $49,413 to a food truck, Aw2gether (“Aw2gether”) DBA Hongry Kong, accounting for 49% and 25% of wholesale revenue for the year ended December 31, 2015 and 2014, respectively, and Aw2gether accounted for $0 and $357, amounting to 0% of accounts receivable as of December 31, 2015 and 2014, respectively. Aw2gether is an indirectly related party of the Company (see Note 7).

The Company sold $68,276 and $148,004 to Ovo Cafe, Inc. accounting for 43% and 75% of total wholesale revenues for the year ended December 31, 2015 and 2014, respectively. Ovo Cafe, Inc. accounted for $21,652 and $82,221 representing 51% and 71% of total accounts receivable at December 31, 2015 and 2014, respectively. Ovo Cafe, Inc. was a related party until January 2015 at which time shareholders of the Company divested themselves of their interests in Ovo Cafe, Inc.

11.	Subsequent Events

The Company evaluated subsequent events, which are events or transactions that occurred after December 31, 2015 through the date of the issuance of the accompanying consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2015.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Principle Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles (“US GAAP”) and includes those policies and procedures that:

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

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, (iv) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Ms. Chueng, our Chief Financial Officer, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of December 31, 2015.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2015 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of December 31, 2015 are as follows:

Name	Age	Position with the Company
Tommy Yu Yan Cheung	64	CEO and Chairman of the Board

Winnie Sze Wing Cheung	44	Chief Financial Officer, Director

Nikki Ma	28	Secretary of the Board, Chief Operating Officer, Director

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2015, none of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

						Non-Equity
						Incentive	Nonqualified
Name and				Stock	Option	Plan	Deferred	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Compensation ($)	Total ($)

Tommy Yu	2015	0	0	0	0	0	0	0	0
Yan Cheung (1)	2014	0	0	0	0	0	0	0	0

Winnie Sze	2015	0	0	0	0	0	0	0	0
Wing Cheung (2)	2014	0	0	0	0	0	0	0	0

Nikki Ma (3)	2015	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0

(1)	Chief Executive Officer and Chairman of the Board of Directors.

(2)	Chief Financial Officer, and Director.

(3)	Secretary of the Board, Chief Operating Officer, and Director

None of our directors have received monetary compensation since our inception through December 31, 2015. We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since our inception.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any of its officers and directors.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of December 31, 2015:

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

The following table sets forth, as of December 31, 2015 certain information regarding the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our principal executive officer and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each person shown is c/o Royal Bakery Holdings, Inc., 407 Old County Road, Belmont, California 94002. Beneficial ownership, for purposes of this table, includes options to purchase common stock that are either currently exercisable or will be exercisable within 60 days of the date of this Prospectus.

Name and Address of Beneficial Owner (5)	Amount and Nature of Beneficial Owner	Percent of Class (6)

Yam Ming Chong (1)	2,583,333	18.0%
Yue Kwan Chong (1)	2,683,333	18.7%
Winnie Sze Wing Cheung, CFO & Director (2)	2,260,417	15.7%
Tommy Yu Yan Cheung, Chairman	2,066,667	14.4%
Egg Tart Café United Holdings, LLC (3)	2,583,333	18.0%
Nikki Ma, Secretary & Director (4)	275,000	1.9%
All executive officers and directors as a group (3 persons)	4,602,084	32.0%

(1)	Yam Ming Chong (John) and Yue Kwan Chong (Jerry) are father and son.
(2)	Winnie Sze Wing Cheung’s husband, Alvin Li, is one of the management members of Egg Tart Café United Holdings, LLC

(3)	Egg Tart Café United Holdings, LLC is the former sub-franchisor of the Company. Stephen Wan and Suzy Liu, the two management members of Egg Tart Café United Holdings, LLC, together have the voting and dispositive control over the shares owned by Egg Tart Café United Holdings, LLC. Neither Stephen Wan nor Suzy Liu directly own any shares of Royal Bakery Holdings, Inc.

(4)	Nikki Ma is one of the two shareholders of Eunik Investment and the daughter of George Ma, one of the management members of Egg Tart Café United Holdings, LLC. Eunik Investment has 275,000 shares of the Company. Nikki Ma owns 50% of Eunik Investment.

(5)	Unless otherwise indicated, the address of each person shown is c/o Royal Bakery Holdings, Inc., 407 Old County Road, Belmont, California 94002.

(6)	Percentages are calculated based on the total of 14,383,000 issued and outstanding shares of common stock.

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

Some of the parties involved with the operation and management of the Company have other relationships that may create disincentives to act in the best interest of the Company and its investors. As previously disclosed, some of our majority shareholders and members of our management have interests in Egg Tart Café, our former sub-franchisor and an 18% holder of our common stock, and Majestic Production, the company with which we entered into a material supply contract. The current management has not established, and has no plans to establish, any procedures or controls to prevent, address or resolve these conflicts.  As a result, these conflicts may inhibit or interfere with the sound and profitable operation of the Company.

We had transactions with certain of our officers, directors and shareholders owning more than 10% of our common stock for the years ended December 31, 2015 and 2014 as follows:

●	Egg Tart Café United Holdings, LLC had a payable of $10,000 to the Company on December 31, 2012 and paid this $10,000 to the Company in January 2013, as to comply to the agreement signed between the Company and our former sub-franchisor Egg Tart Café United Holdings, LLC. However, we have amended the Sub-Franchisor Agreement regarding the payment schedule, since Egg Tart Café has only identified one restaurant location at San Francisco at the end of 2012. The Company agreed to receive $10,000 from Egg Tart Café as fulfilling one of the payment terms when signing the sub-franchisor agreement, other payment will be $10,000 per year or until the time that Egg Tart Café signs up more sub-franchisees which may be directly owned or independently owned and operated. Egg Tart Café paid the Company $10,000 in January 2013 for its payable to Company as of December 31, 2012 and then paid the Company another $10,000 in December 2013 and April 2015. The remaining balance of $20,000 was written off to bad debt expense at December 31, 2015 as it will not be received.

●	The Company paid certain franchise professional fees of $30,750 on behalf of Egg Tart Café during the year ended December 31, 2013. Egg Tart Café paid back the full advance amount to the Company at the end of December 2013. The advance was not subject to a written agreement.

●	The Company purchased$142,328 and $162,328 of food products from a food production wholesaler (“Majestic Production”) which is majority-owned by Egg Tart Cafe, for the years ended December 31, 2015 and 2014, respectively. The term by which Royal Bakery purchases products from Majestic Production is subject to a written agreement. The Company also sub-leases the office from Majestic Production from April 1, 2013 to February 28, 2014 at a monthly rental rate of $3,500 on a month-to-month basis and from March 1, 2014 through September 30, 2014 at a monthly rental rate of $2,000. As of October 1, 2014 the monthly rent was $500. The Company paid $6,000 and $22,500 in lease payments to Majestic Production during the years ended December 31, 2015 and 2014, respectively. Majestic Production is the central producer of bakery and café products. The Company through its subsidiary RBSTC purchases products produced by Majestic Production and resells them at a profit to food retailers, including Egg Tart Café’s sub-franchisees. Our sub-franchisor and sub-franchisees will order food and drinks, and operational related products.

●	The Company has sales of $77,479 and $49,413, a receivable of $0 and $357 for Aw2gether LLC., which is majority-owned by Nikki Ma, one of our Directors, our Secretary and our COO, for the years ended December 31, 2015 and 2014, respectively. Aw2gether is a customer which buys products through Royal Bakery’s subsidiary RBSTC. There is no agreement entered between us and Ms. Ma for these transactions.

●	Ovo Café, Inc. our sub-franchisee entered into an agreement with our sub-franchisor to open its own Ovo food truck which was subsequently opened in mid-January 2014. Ovo Café, Inc. entered into another agreement with our sub-franchisor to open an Ovo restaurant which was subsequently opened on February 18, 2014. Ovo Café, Inc. is 9.4% owned by Winnie Sze Wing Cheung, one of our directors and our Chief Financial Officer, 9.4% by Tommy Cheung, one of our directors and our Chief Executive Officer, and 18.8% owned by Yam Ming Chong and Yue Kwan Chong, two individual major shareholders of the Company. For the year ended December 31, 2014, we had sales of $148,004 and a receivable of $74,389 from Ovo Café, Inc. which ceased to be a related party of the company in January 2015 as these individuals sold their interest in Ovo Café Inc.

●	1186 Limited: We entered a consulting agreement with 1186 Limited, a Hong Kong entity that is owned by Yam Ming Chong and Yue Kwan Chong, on March 18, 2014. 1186 Limited will advise the Company on operating a Hong Kong style food and beverage business whenever the Company requests such services in exchange for a fee of $100 per hour (with a minimum of 8 hours per training session). This agreement terminates on December 31, 2015. Yam Ming Chong and Yue Kwan Chong together own 36.7% of the Company’s common stock. Yam Ming Chong and Yue Kwan Chong are father and son.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Cowan, Gunteski & Co,, P.A. served as our independent registered public accounting firm for the years ended December 31, 2015 and 2014. The following table shows the fees that were billed for the audit and other services provided by such firm for 2015 and 2014.

	2015	2014
Audit Fees	$52,500	$65,000
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$52,500	$65,000

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

All Other Fees – This category consists of fees for other miscellaneous items.

Our Board of Directors acting as our Audit Committee preapproved each engagement of our independent registered public accounting firm.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
21.1	Subsidiaries
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-193143) filed with the Commission on December 31, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2016.

ROYAL BAKERY HOLDINGS, INC.

By:	/s/ Tommy Cheung
Name:	Tommy Cheung
Title:	Chairman & CEO (Principal Executive Officer)

By:	/s/ Winnie Sze Wing Cheung
Name:	Winnie Sze Wing Cheung
Title:	CFO (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on April 14, 2016.

By:	/s/ Tommy Cheung	By:	/s/ Nikki Ma
Name:	Tommy Cheung	Name:	Nikki Ma
Title:	Director, Chairman, CEO (Principal Executive Officer)	Title:	Director, Secretary, COO

By:	/s/ Winnie Sze Wing Cheung
Name:	Winnie Sze Wing Cheung
Title:	Director, CFO (Principal Financial Officer and Principal Accounting Officer)

